Form 10-Q
period 1997-03-31
LEXINGTON HEALTHCARE GROUP INC
filed 1997-06-27
CIK 1026348

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     ____________

                                      FORM 10-Q

                                      (Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For The QUARTER ENDED MARCH 31, 1997
                             ----------------------------
or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ______to______

Commission File Number  0-22261

                           LEXINGTON HEALTHCARE GROUP, INC.
                           --------------------------------
                (Exact name of registrant as specified in its charter)

DELAWARE                                              06-1468252
--------                                              ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        identification No.)

35 PARK PLACE, NEW BRITAIN, CT                        06052
------------------------------                        -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   860-223-6902
                                                      ------------


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                               -    --

                         APPLICABLE ONLY TO CORPORATE ISSUERS


    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: June 25, 1997 4,125,000 Common Shares outstanding

    Transitional Small Business Disclosure (check One):

Yes    No  X
    --    --

                           LEXINGTON HEALTHCARE GROUP, INC.
                               MARCH 31, 1997 FORM 10-Q
                                        INDEX


PART I  --  FINANCIAL INFORMATION

Condensed Consolidated Balance Sheet  --  March 31, 1997 and June 30, 1996


Condensed Consolidated Income Statement -- Three months and nine months ended March 31, 1997 and 1996

Condensed Consolidated Statement of Cash Flows -- Nine months ended March 31, 1997 and 1996

Notes to Condensed Consolidated Financial Statements

ProForma Condensed Consolidating Balance Sheet at March 31, 1997 and
ProForma Condensed Consolidating Income Statement for the nine months and three months ended March 31, 1997

Management's Discussion and Analysis of Financial Condition and Results of Operations

PART II  --  OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

Signatures

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET


                                                         3/31/97         6/30/96
                                                         -------         -------
                                                       (Unaudited)
                                                       -----------

                         ASSETS
Current assets:

    Cash                                               $  782,820      $  212,000
    Accounts receivable - net of allowance for
       uncollectible amounts of $75,000                 4,234,071       5,585,000
    Due from related parties                              104,593          73,000
    Prepaid and other current assets                      427,400         159,000
                                                      ___________    ____________
            Total current assets                        5,548,884       6,029,000
                                                      -----------    ------------

Equipment and leasehold improvements, net                 626,231         462,000
Security deposit - related party                        2,281,972       2,282,000
Residents' funds                                          167,073         147,000
Deferred registration costs                               339,842         198,000
Other assets, net                                         102,050         102,000
Note receivable - related party                           514,463         394,000
                                                      ___________    ____________
            T O T A L                                  $9,580,515      $9,614,000
                                                      -----------    ------------
                                                      -----------    ------------

                       LIABILITIES
Current liabilities:
    Notes payable                                        $463,904      $2,267,000
    Notes payable - officers/stockholders                 181,908         286,000
    Accounts payable and accrued expenses               7,090,014       5,568,000
    Capital leases payable (current portion)               21,185          27,000
    Due to related party                                  262,245         262,000
                                                      ___________    ____________
            Total current liabilities                   8,019,256       8,410,000
                                                      -----------    ------------

Capital leases payable (less current portion)             107,826         102,000
Resident's funds payable                                  167,073         147,000
Deferred rent                                             331,935         468,000
                                                      ___________    ____________
            Total liabilities                           8,626,090       9,127,000
                                                      -----------    ------------

Commitments and contingencies
                  STOCKHOLDERS' EQUITY
Stockholders' equity:
Common stock                                               27,222          25,000
Additional paid-in capital                                274,000           1,000
Retained earnings                                         653,203         461,000
                                                      -----------    ------------

            Total stockholders equity                     954,425         487,000
                                                      ___________    ____________
            T O T A L                                  $9,580,515      $9,614,000
                                                      -----------    ------------
                                                      -----------    ------------

                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS.

                                       LEXINGTON HEALTHCARE GROUP, INC.
                                   CONDENSED CONSOLIDATED INCOME STATEMENT



                                                                    NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                         MARCH 31,                         MARCH 31,
                                                            --------------------------------    ------------------------------
                                                                 1997              1996             1997               1996
                                                                 ----              ----             ----               ----
                                                                       (UNAUDITED)                        (UNAUDITED)
NET PATIENT REVENUE                                           $26,071,504       $25,206,754      $8,776,504         $8,303,754
OTHER REVENUE                                                     226,416            54,090          74,416             18,090
                                                              -----------       -----------      ----------         ----------
TOTAL REVENUE                                                  26,297,920        25,260,844       8,850,920          8,321,844

EXPENSES:
--------
FACILITY OPERATING EXPENSES
    SALARIES AND BENEFITS                                      20,026,714        18,985,439       7,016,714          6,725,439
    FOOD, MEDICAL AND OTHER SUPPLIES                            1,687,755         1,603,956         612,755            530,956
    OTHER OPERATING EXPENSES                                    3,530,439         3,132,389         956,439            827,389
CORPORATE, GENERAL & ADMIN.                                       763,022           573,188         277,022             96,188
INTEREST EXPENSE                                                   97,927           241,426          27,927            141,426

                                                              -----------       -----------      ----------         ----------
TOTAL EXPENSES                                                 26,105,857        24,536,398       8,890,857          8,321,398

                                                   NET INCOME    $192,063          $724,446          39,937               $446

PRO FORMA INCOME TAXES                                             45,000           294,000       ($51,000)                  0
                                                              -----------       -----------      ----------         ----------

                                         PRO FORMA NET INCOME    $147,063          $430,446          11,063               $446
                                                              -----------       -----------      ----------         ----------
                                                              -----------       -----------      ----------         ----------

Pro forma net income per share                                   $0.05             $0.14          ($0.00)              $0.00
                                                              -----------       -----------      ----------         ----------
                                                              -----------       -----------      ----------         ----------

Weighted number of shares outstanding                           3,092,000         3,092,000       3,092,000          3,092,000
                                                              -----------       -----------      ----------         ----------
                                                              -----------       -----------      ----------         ----------



                                SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                LEXINGTON HEALTH GROUP, INC. AND SUBSIDIARY
                              CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                 Nine months ended
                                                                                       March 31,
                                                                     -------------------------------------------
                                                                          1997                           1996
                                                                     -----------                     -----------
                                                                     (Unaudited)                     (Unaudited)
                                                                     -----------                     -----------
Cash flows from operating activities:
 Net income                                                          $   192,063                     $   724,446
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                          81,922                          43,492
   Provision for uncollectible amounts                                         0                         (75,000)
   Increase in deferred rent                                            (136,065)                        468,000
 Changes in operating assets and liabilities:
   Accounts receivable                                                 1,319,336                      (5,658,000)
   Other current assets                                                 (268,400)                       (159,000)
   Notes payable                                                      (1,907,188)                      2,553,000
   Accounts payable and accrued expenses                               1,522,014                       5,568,000
   Increase in other assets                                                    0                        (102,000)
   Due to related parties                                                      0                         262,000
                                                                     -----------                     -----------

    Net cash provided by operating activities                            803,682                       3,624,938
                                                                     -----------                     -----------
Cash flows from investing activities:
 Acquisition of fixed assets                                            (246,153)                       (537,492)
 (Increase) in security deposit - related party                                0                      (2,282,000)
 Note receivable - related party                                        (120,463)                       (394,000)
                                                                     -----------                     -----------

    Net cash (used in) investing activities                             (366,616)                     (3,213,492)
                                                                     -----------                     -----------
Cash flows from financing activities:
 Issuance of common stock                                                275,222                          26,000
 Capital leases                                                                0                         (27,000)
 Registration costs                                                     (141,842)                       (198,000)
                                                                     -----------                     -----------
    Net cash provided by financing activities                            133,380                        (199,000)
                                                                     -----------                     -----------
NET INCREASE IN CASH                                                     570,446                         212,446

Cash at beginning of period                                              212,374                               0
                                                                     -----------                     -----------
CASH AT END OF THE PERIOD                                                782,820                         212,446
                                                                     ===========                     ===========

                                See accompanying notes to Financial Statements

                   LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARY
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                   (INFORMATION WITH RESPECT TO MARCH 31, 1997 AND
                FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND
                             MARCH 31, 1996 IS UNAUDITED)



(NOTE A THE COMPANY AND PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include Lexington Healthcare Group, Inc. and its wholly owned subsidiary LEV Rehab Services, Inc. ("LEV") (collectively, the "Company").

The Company was incorporated in 1996. Upon consummation of its public offering the Company became the successor to Lexington Health Care Group, LLC, a limited liability company ("LLC"). Each of the members of LLC have exchanged their respective membership interests in the LLC upon consummation of the public offering, for an aggregate of 2,462,000 shares of the Company's Common Stock. The reorganization has been accounted for using LLC's historical cost basis.
The financial statements have been prepared as if such reorganization took place effective March 31, 1997.

LLC is a long-term and subacute care provider, which operates four nursing home facilities in the State of Connecticut. These facilities, which are leased under a long-term lease from a partnership, (of which a 33% partner is presently the controlling member of LLC) has previously been leased from that partnership and operated by Beverly Enterprises, Inc. ("Beverly"), an unrelated entity. Subacute care is generally provided to patients who have been discharged from an acute care hospital and require additional care in specialized clinical programs before being discharged.

LLC includes in revenues all room and board, nursing, therapies, medical supplies and pharmacy charges. Basic care generally is provided to geriatric and chronic care patients requiring routine nursing services.

LLC also provides management services to a nursing facility owned by a partnership controlled by its principal member and to a nonaffiliated entity.

LLC was formed on March 8, 1995 and commenced operations on July 1, 1995.

LEV was incorporated in 1996 and commenced operations in May 1996 to provide physical, occupational, speech and other therapies to patients at the nursing home facilities owned or managed by LLC, unaffiliated facilities and persons in their homes. LEV has not generated any significant revenues to date.

                   LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)
                   (INFORMATION WITH RESPECT TO MARCH 31, 1997 AND
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND
                            MARCH 31, 1996 IS UNAUDITED)


On May 14, 1997 the Company issued 1,125,000 shares of common stock and 1,687,500 related warrants in an initial public offering, which generated proceeds of approximately $5,800,000.

The Company has subsequently acquired simultaneously with the closing of the public offering all of the capital stock of Balz Medical Services, Inc. ("Balz") and Professional Relief Nurses, Inc. ("PRN").

The Company acquired Balz through an exchange of 300,000 shares of the Company which are valued at $1,500,000 based on the $5.00 offering price of the public offering.

The purchase price of PRN consisted of $1,620,000 payable in cash and exchange of 108,000 shares of the Company which are valued at $540,000 based on the $5.00 offering price of the public offering. Furthermore, in connection with the acquisition, PRN subsequently distributed 100% of its net book value to its stockholders.

The excess of cost over the fair value of the assets acquired from Balz and PRN will be amortized over 20 years.


(NOTE B) BASIS OF PRESENTATION

The financial information included herein is unaudited; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented. These condensed consolidated financials statements should be read in conjunction with the Registration Statement on Form S-1 of Lexington Healthcare Group, Inc. which includes financial statements and notes thereto for the year ended June 30, 1996 and the six months ended December 31, 1996 and 1995.

                   LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARY
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                     (CONTINUED)
                   (INFORMATION WITH RESPECT TO MARCH 31, 1997 AND
               FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND
                            MARCH 31, 1996 IS UNAUDITED)


In November 1996, the Company completed a Private Placement of 500,000 shares of common stock at $.50 per share together with (six-year) warrants to acquire another 500,000 shares at $6.00 per share, and realized net proceeds of $215,000 therefrom. In May 1997, at the request of NASDAQ as a condition for the approval of the Company's listing, the transaction was rescinded. The rescinding purchasers did not receive consideration for their agreement to rescind; the Company repurchased the 500,000 shares in May 1997 for $250,000.

The Company's June 30,1996 financial statements were prepared with disclosure concerning that the Company's continuing as a going concern. In the fiscal year ended June 30, 1996, the Company had expended a substantial amount of current resources for fixed assets and a security deposit. As of June 30, 1996 and March 31, 1997, the Company had a large working capital deficiency.

During fiscal 1997, management has continued to implement plans including the following:

i)    Materially reducing outlays for noncurrent assets.

ii) Vigorously promoting the Company's business by increasing patient occupancy levels, as well as the businesses of PRN and Balz in order to enhance profitablility and cash flows.

iii) Completing a public offering of 1,125,000 shares of common stock and warrants as discussed above which generated proceeds of approximately $5.8 million.

                                             LEXINGTON HEALTHCARE GROUP, INC.

PROFORMA CONDENSED CONSOLIDATING BALANCE SHEET
3/31/1997 (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------
                                                  LEXINGTON
                                                 HEALTH CARE       BALZ       PROFESSIONAL
                                                  GROUP AND      MEDICAL         RELIEF
                                                  SUBSIDIARY   SERVICE, INC.  NURSES, INC.    ADJUSTMENTS       TOTAL
                                                  ----------   -------------  ------------    -----------       -----

ASSETS
------
CURRENT ASSETS:
--------------
CASH                                                  $782,820        $19,988       $159,296     $1,951,705     $2,913,809
ACCOUNTS RECEIVABLE - NET                            4,175,970        839,424        338,071                     5,353,465
RECEIVABLE FROM RELATED PARTIES                        104,593                                      (92,793)        11,800
PREPAID EXP &  OTHER                                   427,400         23,502         30,000                       480,902
                                                --------------------------------------------                --------------
TOTAL CURRENT ASSETS                                 5,490,783        882,914        527,367                     8,759,976

PROPERTY & EQUIPMENT - NET                             626,231         81,764         91,140                       799,135
SECURITY DEPOSIT                                     2,281,972                                                   2,281,972
RESIDENTS' FUND                                        167,073                                                     167,073
OTHER ASSETS                                           102,050        129,974          5,614      1,647,000      1,884,638
NOTE RECEIVABLE, RELATED PARTY                         514,463                                     (165,693)       348,770
DEFERRED REGISTRATION COSTS                            279,842                                                     279,842
                                                --------------------------------------------                --------------

TOTAL ASSETS                                        $9,462,415     $1,094,652       $624,121                   $14,521,406
                                                --------------------------------------------------------------------------
                                                --------------------------------------------------------------------------

LIABILITIES & STOCKHOLDERS EQUITY
---------------------------------

CURRENT LIABILITIES:
-------------------
ACC. PAY. & ACCRUED LIABILITIES                     $7,090,014       $167,878       $146,713       (350,000)     7,054,605
NOTES PAYABLE                                          463,904                       $58,844       (453,000)        69,748
NOTES PAYABLE - OFFICERS                               181,908         30,000              0       (165,693)        46,215
INCOME TAXES PAYABLE                                                  343,293              0                       343,293
DUE TO RELATED PARTY                                   262,245         70,356         30,000         92,793        269,808
OTHER                                                   21,185                                                      21,185
                                                --------------------------------------------                --------------
TOTAL CURRENT LIABILITIES                            8,019,256        611,527        235,557       (968,693)     7,804,854
DEFERRED RENT                                          331,935                                                     331,935
RESIDENTS FUNDS                                        167,073                             0                       167,073
CAPITAL LEASE LIABILITY                                107,826                                                     107,826

STOCKHOLDERS EQUITY
-------------------
COMMON STOCK                                           241,222         25,000          1,000      4,401,705      4,668,927
RETAINED EARNINGS                                      595,102        458,125        387,564                     1,440,791
                                                --------------------------------------------------------------------------

               TOTAL LIABILITIES &
                STOCKHOLDERS EQUITY                 $9,462,414     $1,094,652       $624,121                   $14,521,406
                                                --------------------------------------------------------------------------
                                                --------------------------------------------------------------------------

NOTE:

THIS BALANCE SHEET REFLECTS THE TRANSACTIONS MORE FULLY DISCUSSED IN THE COMPANY'S REGISTRATION STATEMENT AS IF IT HAD OCCURRED ON MARCH 31, 1997.
THE ACQUISITIONS ARE ACCOUNTED FOR AS PURCHASES.
THESE PRO FORMA FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT.

THE PRO FORMA FINANCIAL STATEMENTS ARE NOT NECESSARILY INDICATIVE OF WHAT THE ACTUAL FINANCIAL POSITION WOULD HAVE BEEN HAD THE TRANSACTIONS OCCURRED AT MARCH 31, 1997, NOR DOES IT PURPORT TO REPRESENT THE FUTURE FINANCIAL POSITION OF THE COMPANY AND THE ACQUIRED COMPANIES

                                             LEXINGTON HEALTHCARE GROUP, INC.

PROFORMA CONDENSED CONSOLIDATING INCOME STATEMENT
FOR THE NINE MONTHS ENDED MARCH 31, 1997 (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------------
                                                    LEXINGTON
                                                   HEALTH CARE       BALZ       PROFESSIONAL
                                                    GROUP AND      MEDICAL         RELIEF
                                                    SUBSIDIARY   SERVICE, INC.  NURSES, INC.    ADJUSTMENTS     TOTAL
                                                    ----------   -------------  ------------    -----------     -----

NET PATIENT REVENUE                                $26,071,504     $1,059,390     $2,814,553                   $29,945,447
OTHER REVENUE                                          144,827                                                     144,827
                                                --------------------------------------------                --------------
TOTAL REVENUE                                       26,216,331      1,059,390      2,814,553                    30,090,274

EXPENSES:
--------
OPERATING EXPENSES
    SALARIES AND BENEFITS                           20,026,714        138,827      1,421,225                    21,586,766
    FOOD, MEDICAL AND OTHER SUPPLIES                 1,687,755        405,094                                    2,092,849
    OTHER OPERATING EXPENSES                         3,448,850        106,448      1,017,740                     4,573,038
CORPORATE, GENERAL & ADMIN.                            763,022                                                     763,022
INTEREST EXPENSE                                        97,927                                                      97,927

                                                --------------------------------------------                --------------
TOTAL EXPENSES                                      26,024,268        650,369      2,438,965                    29,113,602

INCOME BEFORE INCOME TAXES                            $192,063       $409,021       $375,588                      $976,672


INCOME TAXES, ACTUAL & PRO FORMA                       $45,000       $159,429       $155,000                      $359,429

                         NET INCOME - PRO FORMA       $147,063       $249,592       $220,588                      $617,243
                                                --------------------------------------------------------------------------
                                                --------------------------------------------------------------------------

                     PRO FORMA INCOME PER SHARE                                                                      $0.17
                                                                                                            --------------
                                                                                                            --------------

          Weighted number of shares outstanding                                                                  3,537,000
                                                                                                            --------------
                                                                                                            --------------


NOTE:

THIS INCOME STATEMENT REFLECTS THE TRANSACTIONS MORE FULLY DISCUSSED IN THE COMPANY'S REGISTRATION STATEMENT AS IF IT HAD OCCURRED ON MARCH 31, 1997.
THE ACQUISITIONS ARE ACCOUNTED FOR AS PURCHASES.
THESE PRO FORMA FINANCIAL STATEMENTS SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED IN THE COMPANY'S REGISTRATION STATEMENT.

THE PRO FORMA FINANCIAL STATEMENTS ARE NOT NECESSARILY INDICATIVE OF WHAT THE ACTUAL FINANCIAL RESULTS OF OPERATIONS WOULD HAVE BEEN HAD THE TRANSACTIONS OCCURRED AT MARCH 31, 1997, NOR DOES IT PURPORT TO REPRESENT THE FUTURE RESULTS OF OPERATIONS OF THE COMPANY AND THE ACQUIRED COMPANIES

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

On May 19, 1997, the members of Lexington Health Care Group, LLC exchanged their LLC interests for shares of common stock of Lexington Healthcare Group, Inc.
(LHG). Also, on that same date LHG completed an Initial Public Offering of its shares and raised approximately $5.8 million. Simultaneously with this stock offering, the company acquired all of the capital stock of Balz Medical Services, Inc. (Balz) and Professional Relief Nurses, Inc. (PRN).

Proforma condensed financial statements consisting of a consolidating balance sheet and a consolidating statement of operations are included in this Form 10-Q filing. These statements reflect the transactions more fully discussed in the Company's Registration Statement as if they had occurred on March 31, 1997. These proforma financial statements should be read in conjunction with the financial statements and notes thereto and other information included in the Company's Registration Statement.

This Management's Discussion and Analysis covers the operations of the Company but not the subsequently-acquired subsidiaries whose information is shown in the proforma financial statements. It should be read in conjunction with the Management's Discussion and Analysis included in the Company's Registration Statement.


RESULTS OF OPERATIONS  --  LEXINGTON HEALTHCARE GROUP, INC.
NINE MONTHS ENDED MARCH 31, 1997 ("1997 PERIOD") VS. NINE MONTHS ENDED MARCH 31, 1996 ("1996 PERIOD")

For the nine months ended March 31, 1997, Lexington Healthcare Group, Inc. (LHG) had total revenues of $26,297,920 and total expenses of $26,105,857. Theses expenses consisted of salaries and benefits of $20,026,714, food, medical and other supplies of $1,687,755, other operating expenses (including rent of $1,394,600) of $3,530,439, corporate, general and administrative expenses of $763,022, and interest expense of $97,927. LHG had net income of $192,063 for the nine months ended March 31, 1997.

For the nine months ended March 31, 1996, LHG had total revenues of $25,260,844 and total expenses of $24,536,398. These expenses consisted of salaries and benefits of $18,985,439, food, medical and other supplies of $1,603,956, other operating expenses (including rent of $1,861,500) of $3,632,389, corporate, general and administrative expenses of $573,188 and interest expense of $241,426. LHG had net income of $724,446 for the nine months ended March 31, 1996.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues in the 1997 period increased over the 1996 period by $1,037,076 or 4.1%; $865,000 of this increase was a result of increased patient revenues due in large measure to increased occupancy. Other revenue increased due to additional third-party management fees and interest income.

Costs in the 1997 period increased over the 1996 period by $1,569,459 or 6.4%. The major increases were in facility salaries and benefits, facility operating expenses and corporate expenses, offset by reduced interest expense.


RESULTS OF OPERATIONS  --  LEXINGTON HEALTHCARE GROUP, INC.
THREE MONTHS ENDED MARCH 31, 1997 ("1997 PERIOD") VS. THREE MONTHS ENDED MARCH 31, 1996 ("1996 PERIOD")

For the three months ended March 31, 1997, LHG had total revenues of $8,850,920 and total expenses of $8,890,857. Theses expenses consisted of salaries and benefits of $7,016,714, food, medical and other supplies of $612,755, other operating expenses (including rent of $464,867) of $956,439, corporate, general and administrative expenses of $277,022, and interest expense of $27,927. LHG had a net loss of $39,937 for the three months ended March 31, 1997.

For the three months ended March 31, 1996, LHG had total revenues of $8,321,844 and total expenses of $8,321,398. These expenses consisted of salaries and benefits of $6,725,439, food, medical and other supplies of $530,956, other operating expenses (including rent of $620,500) of $827,389, corporate, general and administrative expenses of $96,188 and interest expense of $141,426. LHG had net income of $446 for the three months ended March 31, 1996.

Revenues in the 1997 period increased over the 1996 period by $529,000 or 6%; approximately $450,000 of this increase was a result of increased patient revenues due in large measure to increased occupancy. Other revenues increased due to additional third-party management fees and interest income.

Costs in the 1997 period increased over the 1996 period by $569,459. The major increases were in facility salaries and benefits, facility operating expenses and corporate expenses, offset by reduced interest expense.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

Prior to the IPO in May, 1997, LHG has primarily financed its operations through operating revenues and borrowings. Start up and initial period operations have consumed a large amount of the Company's cash and working capital; going forward certain earlier needs will not re-occur. As a result of the acquisitions, internally-generated cash flow will increase from the addition of BALZ and PRN and the need for external financing should be lessened.

At June 30, 1996, LHG had cash of $212,000, accounts receivable of $5,658,000 and prepaid and other current assets of $159,000. LHG also had non-current assets of $3,584,000 which consisted primarily of a security deposit of $2,282,000, equipment and leasehold improvements of $462,000 and an 8% note in the principal amount of $394,000 due from Lexington House, Inc. (an entity owned by Jack Friedler, LHG's Chief Executive Officer).

At March 31, 1997, LHG had cash of $783,000, accounts receivable of $4,338,000 and prepaid and other current assets of $427,000. LHG also had non-current assets of $3,805,000 which consisted primarily of a security deposit of $2,282,000, equipment and leasehold improvements of $626,000 and an 8% note in the principal amount of $514,000 due from Lexington House, Inc. Subsequently, the note from Lexington House was reduced by $265,000.

At June 30, 1996 and March 31, 1997, LHG had a working capital deficiency of $2,381,000 and $2,528,000, respectively. As a result of such working capital deficiency, LHG's accountants had included an explanatory paragraph in their report on LHG's financial statements for the year ended June 30, 1996. In May, 1997 over $2 million of the net proceeds of the Offering were allocated to working capital which eliminated the working capital deficit.

The Company may seek to obtain a line of credit from a bank, which would likely be secured by its accounts receivable.

SUBSEQUENT EVENT

On June 19, 1997 the Company announced that it has signed a letter of intent to acquire the assets of two additional skilled nursing facilities in Connecticut from Beverly Enterprises, Inc. The facilities are located in Hartford and Winsted and have a total of 315 licensed beds. The Company estimated that the addition of the two facilities would add approximately $15 million in gross revenues to the company.

                          PART II - OTHER INFORMATION


                           ITEM 1. LEGAL PROCEEDINGS

NONE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

       No reports on Form 8-K have been filed during the quarter ended March 31, 1997.


                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly.



                                   --------------------------------
                                          (Harry Dermer, President)
                                          (Duly Authorized Officer)


Date  June 27, 1997
    ------------------             --------------------------------

                                   (Thomas E. Dybick, Chief Financial Officer)
                                        (Principal Financial Officer)