Form 10-K
period 1997-06-30
LEXINGTON HEALTHCARE GROUP INC
filed 1997-09-30
CIK 1026348

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-K

[ x ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                      For the fiscal year ended  JUNE 30, 1997
                                                 -------------

                                          OR
[   ]     TRANSISTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number 0-22261
                                                   -------

                           LEXINGTON HEALTHCARE GROUP, INC.
                           --------------------------------
                (Exact name of registrant as specified in its charter)

        DELAWARE                                   06-1468252
----------------------------           ------------------------------------
(State or other jurisdiction of        (I.R.S. Employer Identification No.)
          incorporation or organization)

35 PARK PLACE, NEW BRITAIN, CONNECTICUT                     06052
---------------------------------------                     -----
(Address of principal executive office)                     (Zip Code)

     Registrant's telephone number, including area code  (860) 223-6902
                                                         --------------

             Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS                          NAME OF EACH EXCHANGE ON
    -------------------                              WHICH REGISTERED
                                                 ------------------------

COMMON STOCK, $.01 PAR VALUE                          NASDAQ STOCK EXCHANGE
----------------------------                          ---------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE
          -----------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes     No  X.
                                           ---    ----

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [   ]

Based on the closing sales price on September 25, 1997, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was $5,158,313.

                           LEXINGTON HEALTHCARE GROUP, INC.

                                  Table of Contents

                                                                PAGE NO.
Part I
    Item 1.   Business                                              3
    Item 2.   Properties                                            5
    Item 3.   Legal Proceedings                                     5
    Item 4.   Submission of Matters to a Vote of Security Holders   6

Part II
    Item 5.   Market for Registrant's Common Equity and Related
              Stockholder Matters                                   6
    Item 6.   Selected Financial Data                               7
    Item 7.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   8
    Item 8.   Financial Statements and Supplementary Data       12, F1-F20
    Item 9.   Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure               13

Part III
    Item 10.  Directors and Executive Officers of the Registrant   13
    Item 11.  Executive Compensation                               15
    Item 12.  Security Ownership of Certain Beneficial Owners
              and Management                                       16
    Item 13.  Certain Relationships and Related Transactions       16

Part IV
    Item 14.  Exhibits, Financial Statement Schedules, and
              Reports on Form 8-K.                                 18

                                        PART 1

ITEM I.       BUSINESS

Lexington Healthcare Group, Inc. has four wholly-owned subsidiaries: Balz Medical Services, Inc., Professional Relief Nurses, Inc., LEV Rehab Services, Inc. ("LEV"), and Lexington Highgreen Holding, Inc. (collectively, the "Company").

The Company is a long-term and subacute care provider, which operates six nursing home facilities (the "Facilities") with a total of 853 licensed beds in the State of Connecticut; two of these facilities (representing 225 beds) were acquired on July 1, 1997. The Facilities provide a broad range of healthcare services, including nursing care, subacute care (including rehabilitation therapy), and other specialized services (such as care to Alzheimer's patients). The Company's strategy in healthcare is to integrate the main disciplines of nursing, pharmacy, social services and other therapies under one program.

In addition, the Company manages two nursing homes (the "Managed Facilities"), Lexington House, Inc. in Connecticut and Oak Island Skilled Nursing Center ("Oak Island") in Massachusetts, pursuant to management agreements. Lexington House, Inc. is owned by a partnership controlled by Jack Friedler, the Company's CEO and largest shareholder. Oak Island is a non-affiliated facility.

The Facilities and the Managed Facilities service two basic patient populations: the traditional geriatric patient population and the emerging population of subacute care patients with higher acuity disorders who require more complex and intensive medical services. Subacute care patients generally require more rehabilitative therapy and are residents for a shorter time than traditional geriatric patients. An important part of the Company's strategy is to achieve high occupancy and a favorable payor mix by offering specialty medical services. The Facilities have an occupancy rate of approximately 92% as of August 31, 1997 (including the two facilities acquired on July 1, 1997 whose occupancy at August 31, 1997 is 81%). The Company operates a dedicated subacute unit within two of the Facilities, in addition to providing subacute services in each of the other Facilities.

The Company believes that the demand for long-term care and specialty medical services will increase substantially over the next decade due primarily to favorable demographic trends, advances in medical technology and emphasis on healthcare cost containment. At the same time, government restrictions and high construction and start-up costs are expected to limit the supply of long-term care facilities. In addition, the Company anticipates that recent trends toward industry consolidation will continue and will provide future acquisition opportunities.

The Company completed an initial public offering of its shares (the "Offering") in May, 1997 during which 1,125,000 shares of common stock and 1,940,625 common stock purchase warrants were issued, resulting in net proceeds to the Company of $4.1 million. Upon completion of the Offering the Company became the successor to Lexington Health Care Group, LLC, a limited liability company ("LLC"), and the members of LLC exchanged their membership interests in LLC for shares of the Company's Common Stock representing a combined 59.7% ownership of the Company.

In May, 1997 the Company acquired all of the capital stock of BALZ Medical Services, Inc. ("BALZ") and also of Professional Relief Nurses, Inc. ("PRN") from the shareholders of BALZ and PRN simultaneously with the closing of the Offering.

BALZ provides a variety of medical supplies, nutritional supplements, institutional cleaning products, linens and everyday products including toothpaste and incontinence products, to affiliated and non-affiliated nursing homes, other institutional facilities and private persons. The Company's strategy is to expand BALZ's business to become more of a traditional medical supply company by supplying products to hospitals, doctor's offices and persons at their homes through PRN.

PRN provides skilled nursing services to persons at home. PRN's personnel include (i) registered nurses, who provide a broad range of nursing care services, including skilled observation and assessment and intravenous therapy;
(ii) licensed practical nurses who perform, under the supervision of a registered nurse, technical nursing procedures; (iii) physical and rehabilitation therapists and (iv) certified nurses aides, who, under the supervision of a nurse, provide health-related services and personal care. The Company intends to establish PRN as a nursing pool agency whereby it supplies nurses and other skilled personnel to hospitals, affiliated and non-affiliated nursing homes and other home healthcare agencies on a temporary basis.

On July 1, 1997, Lexington Highgreen Holding, Inc. purchased substantially all of the assets of two skilled nursing facilities, Greenwood Health Center and Highland Acres Extend-a-Care Center from Beverly Enterprises, Inc. ( Beverly"). All real estate, property, fixed and substantially all operating assets of the nursing homes were acquired for a purchase price of approximately $6.8 million which was financed by a mortgage on the real estate from Nationwide Health Properties, Inc., the previous lessor to Beverly.

LEV was incorporated in 1996 as a wholly-owned subsidiary and commenced operations in May 1996 to provide physical, occupational, speech and other therapies to patients at the nursing home facilities owned or managed by the Company, unaffiliated facilities and persons in their homes. LEV has not generated any significant revenues to date.

In August, 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which is secured by its accounts receivable and other assets. Through September 25, 1997 this line of credit has not been accessed.

In August and September, the Company signed letters of intent to form new joint venture operations with unrelated companies in the pharmacy, respiratory, oxygen and rehab therapy business. Services will be provided to patients in the Company's and unrelated nursing facilities and to patients in their homes.

In September, 1997, the Company signed a letter of intent to acquire a 49% ownership position in a regional medical supply business in exchange for 100,000 shares of the Company's common stock, subject to various terms and conditions yet to be finalized. The Company has the option to acquire the remaining 51% of the business within twelve months.

As of August 31, 1997 the Company had approximately 1,200 full and part-time employees, of which approximately 45% were covered by collective bargaining agreements.

Lexington Healthcare Group, Inc. was incorporated on February 23, 1996. Prior to its initial public offering, the Company had operated as Lexington Health Care Group, LLC, a limited liability company that was formed on March 8, 1995 and commenced operations on July 1, 1995. The Company's principal offices are located at 35 Park Place, New Britain, Connecticut 06052 and its telephone number is (860) 223-6902.

ITEM 2.       PROPERTIES

              The following properties are leased.


                                                                APPROXIMATE
LOCATION                                         USE               SQ. FT.
                                                                  OCCUPIED
Bentley Gardens                             Nursing Home          21,500
31 Terrace Avenue, West Haven, CT 06516-2698

Country Manor                               Nursing Home          27,000
64 Summit Road, Prospect, CT 06712-7060

Fairfield Manor                             Nursing Home          55,000
23 Prospect Street, Norwalk, CT 06850-3798

Pond Point                                  Nursing Home          27,000
60 Platt Street, Milford, CT 06460-7697

Professional Relief Nurses, Inc.            Nursing Services
800 Plaza Middlesex, Middletown, CT 06457                          3,000
80 Phoenix Avenue, Waterbury, CT 06702                             1,400
560 Saw Mill Road, West Haven, CT 06516                            1,300

Balz Medical Services, Inc.                    Ancillary           9,000
362 Industrial Park Road,                   Services/Products
Middletown, CT 06457

The following properties are owned.

                                                                APPROXIMATE
LOCATION                                           USE             SQ. FT.
                                                                  OCCUPIED

Greenwood Health Center                     Nursing Home          53,000
5 Greenwood Street, Hartford, CT 06106

Highland Acres Extend-a-Care Center         Nursing Home          20,500
108 East Lake Street, Winsted, CT  06098

Management considers its properties to be well maintained and sufficient for its present operations.

ITEM 3.       LEGAL PROCEEDINGS

The Company is involved in various legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company.



ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

Lexington Healthcare Group, Inc.'s common stock, $.01 par value, is traded on the National Market System of the NASDAQ Stock Market.

The following table presents its high and low market prices, and dividend information since trading began on May 14, 1997.

                  QUARTERLY COMMON STOCK PRICE RANGES AND DIVIDENDS


              FY 1997
               QUARTER        HIGH        LOW            DIVIDEND

                 4th         8 1/4       5 1/2            $-0-


The Company has not paid dividends to date and has no present intention of paying any dividends on its Common Stock in the foreseeable future, as it intends to reinvest profits, if any, in the development and expansion of its business.

The number of shareholders of record for the Company's common stock as of September 1, 1997 was 21; The Company believes that its shares are beneficially owned by over 500 individuals.

On September 25, 1997, the closing price of the Company's common stock was $3.81.

ITEM 6.       SELECTED FINANCIAL DATA

                                            YEAR ENDED JUNE 30,
                                           ---------------------
                                            1997           1996
                                  (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   -------------------------------------------
STATEMENT OF OPERATIONS DATA
    Net revenues                            $35,900        $33,641
    Operating costs and expenses             36,244         33,180
                                             ------         ------
     Income (loss) before income taxes         (341)           461
     Provision for (benefit from)
      income taxes                              (66)             0
                                                 --             --
     NET INCOME (LOSS)                      $  (275)       $   461
                                            --------       -------
                                            --------       -------

    Net income (loss) per share             $  (.10)       $   .18
                                            --------       -------
                                            --------       -------

BALANCE SHEET DATA
    Cash and cash equivilents               $ 1,000        $   212
     Working capital (deficiency)               287         (2,381)
     Total Assets                            15,432          9,614
     Short-term borrowings                       89          2,580
     Total long-term debt excluding
      current maturities                        107            102
     Total stockholders equity              $ 6,395        $   487

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

During the fiscal year ended June 30, 1997, the Company reorganized its capital structure and completed an initial public stock offering (the "Offering") which raised net proceeds of approximately $4.1 million. In connection with the Offering, the Company acquired two businesses in the healthcare field and later initiated plans to expand its nursing home operations with two additional facilities, which were acquired immediately after the close of the fiscal year.

The Company believes that the demand for long-term care and specialty medical services will increase substantially over the next decade due primarily to favorable demographic trends, advances in medical technology and emphasis on healthcare cost containment. At the same time, government restrictions and high construction and start-up costs are expected to limit the supply of long-term care facilities. In addition, the Company anticipates that recent trends toward industry consolidation will continue and will provide future acquisition opportunities.

The Company's operating strategy is to increase Facility profitability levels, through aggressive marketing and by offering rehabilitation therapies and other specialized services; adhere to strict cost standards at the Facility level while providing effective patient care and containing corporate overhead expenses; and become a fully integrated health network whereby the Company will market medical products and supplies, rehabilitative services, institutional pharmaceutical services and nursing services to affiliated and non-affiliated nursing homes and hospitals, as well as patients at home.

By concentrating its facilities and ancillary service operations within a selected geographic region, the Company's strategy is to achieve operating efficiencies through economies of scale, reduced corporate overhead, more effective management supervision and financial controls. In addition, the Company believes that geographic concentration also enhances the Company's ability to establish more effective relationships with referral sources and regulatory authorities in the states where the Company operates. The Company's strategy is to gradually expand services into additional states including Massachusetts and New Jersey.

RESULTS OF OPERATIONS
YEAR ENDED JUNE 30, 1997 ("1997 PERIOD") VS. YEAR ENDED JUNE 30, 1996 ("1996 PERIOD")

The 1997 period results include the nursing facility operations for a full year. The Company has recorded a reduction in patient service revenue of $45,000 during the year ended June 30, 1997 in connection with estimated Medicare and Medicaid settlements. The results of operations of the acquired subsidiaries, BALZ and PRN, are included in operations since acquisition on May 15.

For the year ended June 30, 1997, the Company had total revenues of $35,900,000 and total expenses of $36,241,000. These expenses consisted of salaries and benefits of $26,979,000, food, medical and other supplies of $2,689,000, other operating expenses (including rent of $2,497,000) of $5,113,000, corporate, general and administrative expenses of $1,282,000 and interest expense of $178,000. The Company had a net loss of $275,000 for the year ended June 30, 1997.

Revenues in the 1997 period increased over the 1996 period by $2,259,000 or 6.7%; $1,301,000 of this increase was a result of increased rates, mix changes and higher occupancy in the nursing facilities (net of $45,000 in revenue adjustments as a result of expected Medicare and Medicaid settlements), $699,000 is due to additional revenues from subsidiaries acquired, and $259,000 as a result of other revenue increases, principally third-party management fees.

Expenses in the 1997 period increased over the 1996 period by $3,061,000 or 9.2%. $2,464,000 of this increase was a result of increased costs in the nursing facilities and $597,000 is due to additional costs from subsidiaries acquired. The major increase in nursing home costs were for higher salaries and benefits including additional nursing, dietary, and housekeeping staffing (as a result of higher occupancy and union and non-union wage increases of approximately 4%), higher therapy costs and occupancy-driven higher operating expenses in housekeeping, laundry, and nursing.

RESULTS OF OPERATIONS
FOR THE PERIOD FROM JULY 1, 1995 ("COMMENCEMENT OF OPERATIONS") TO JUNE 30, 1996

The Company had total revenues of $33,641,000 for the year ended June 30, 1996. The Company had total expenses of $33,180,000 for the year ended June 30, 1996. These expenses consisted of salaries and benefits of $24,839,000, food, medical and other supplies of $2,065,000, other operating expenses (including rent of $2,468,000) of $4,896,000, corporate, general and administrative expenses of $1,126,000 and interest expense of $254,000. The Company had net income of $461,000 for the year ended June 30, 1996.

During this year, the Company began its operations of the nursing homes and incurred startup and financing costs which have been reduced in later periods. Revenues in the second six months of this year decreased as the Company experienced some vacancies due to construction of a subacute wing at the Fairfield Facility but implemented plans to improve patient mix and census. Expenses in the second six months increased by a total of $783,000 or 4.8% due to higher salaries and benefits ($319,000), higher legal, accounting and professional costs ($172,000), higher laundry and housekeeping costs to improve service ($238,000) and higher interest ($54,000).

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily financed its operations through operating revenues, borrowings from the prior operator of the Facilities and other private lenders including stockholders, by financing its accounts receivable, by a private placement of shares and warrants (subsequently rescinded), and through a public offering of its common stock (the "Offering") which raised net proceeds of approximately $4.1 million.

The net proceeds of the Offering were used to pay off remaining balances of previous borrowings, to fund the acquisition of PRN and, after providing for other business development plans, were added to the working capital of the Company. As a result of the acquisitions, internally-generated cash flow will increase from the addition of BALZ and PRN.

Between October 1995 and July 1996, the Company borrowed an aggregate of $286,000 from Jack Friedler and Harry Dermer. $104,000 of such loan was repaid to Mr. Friedler in August 1996. In May 1997 Mr. Friedler loaned $100,000 to the Company in connection with the reacquisition of shares from a private placement investor. Mr. Friedler's balance of $266,000 was then offset against loans due from Lexington House in May 1997. Mr. Friedler also instructed the Company to offset interest due him from the Company of $10,000 each during May and June 1997 against the Lexington House loan (which is discussed below). The Company is still indebted to Mr. Dermer for $16,000 as of June 30, 1997.

In July 1995, the Company entered into an agreement to manage the day-to-day business affairs of Lexington House, Inc., a nursing home with 67 licensed beds; Lexington House is owned by Jack Friedler and his wife. The Company made certain expenditures on behalf of Lexington House in anticipation that it would acquire Lexington House. Subsequently, the negotiations for the sale were terminated because the Company determined that such facility required too many capital improvements. At June 30, 1997, Lexington House, Inc. is indebted to the Company in the net amount of $290,000 after Mr. Friedler's balance due the Company and interest due to him from the Company were offset as discussed above. Lexington House has agreed to a payment schedule of $10,000 per month.

During the years ended June 30, 1997 and 1996, the Company expended approximately $290,000 and $462,000, respectively, in capital improvements to the Facilities. Any capital improvements made to the Facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system.

At June 30, 1997, on a consolidated basis, the Company had cash and cash equivalents of $1,000,000, receivables of $6,819,000, inventories of $403,000 and prepaid and other current assets of $418,000. Overall, current assets increased by $2,611,000 during the year ended June 30, 1997. Current notes payable decreased by $2,250,000 since June 30, 1996; overall, current liabilities decreased by $57,000 from July 1, 1996 to June 30, 1997.

Working capital at June 30, 1997 was $287,000 as compared with a working capital deficit of $(2,381,000) at June 30, 1996. Current assets consist mostly of cash, cash equivalents and accounts receivable which are not collateralized as of June 30, 1997. Current liabilities at June 30, 1997 consist principally of trade accounts payable, accrued payroll and related taxes, and other accrued expenses.

In August, 1997, the Company has obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which is secured by its accounts receivable and other assets. Through September 25, 1997 this line of credit has not been utilized.

Inflation has not had, nor is it expected to have, a material impact on the operations and financial condition of the Company.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Index to Consolidated Financial Statements

         Reports of Independent Certified Public Accountants on Consolidated Financial Statements as of and for the Years Ended June 30, 1997 and 1996

         Financial Statements:

              Consolidated Balance Sheets
                   June 30, 1997 and 1996

              Consolidated Statements of Operations
                   Years Ended June 30, 1997 and 1996

              Consolidated Statements of Changes in Stockholders' Equity
                   Years Ended June 30, 1997 and 1996

              Consolidated Statements of Cash Flows,
                   Years Ended June 30, 1997 and 1996

              Notes to Consolidated Financial Statements

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On August 15, 1997, the Board of Directors of Lexington Healthcare Group, Inc. appointed the firm of DiSanto Bertoline and Company, P.C. as the Company's auditors replacing the firm of Richard A. Eisner and Company, LLP, which was dismissed by the Board of Directors effective the same date.

The report of Richard A Eisner and Company, LLP on the Company's June 30, 1996 consolidated financial statements contained an emphasis of a matter paragraph expressing substantial doubt about the Company's ability to continue as a going concern.

There were no disagreements as to accounting policies or other financial issues with the former accounting firm.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, together with their ages and present positions with the Company are as follows:

NAME                       AGE         POSITION
Jack Friedler...............65         Chief Executive Officer, Chairman of the
                                       Board and Director
Harry Dermer................45         President, Chief Operating Officer and
                                       Director
Jon Mills...................57         Director
Eric D. Moskow, MD..........38         Director
Thomas E. Dybick............49         Chief Financial Officer
Mary Archambault............46         Executive Vice President and Secretary
Suzanne J. Nettleton........51         Executive Vice President
Lawrence W. Fusco...........49         Controller

All directors of the Company hold office until the next annual meeting of the stockholders and until their successors have been elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's stockholders, and hold office until their death, until they resign or until they have been removed from office.

The following is a brief summary of the background of each director and executive officer of the Company:

Jack Friedler has been Chief Executive Officer and Chairman of the Board since the Company's inception in February 1995. Since 1988, Mr. Friedler served as President of Lexington House, Inc. which is currently managed by the Company. Mr. Friedler and his wife own 100% of Lexington House, Inc. He managed Fairfield Manor Health Care Center, Pond Point Health Care Center, Country Manor Health Care Center and Bentley Gardens Health Care Center from 1981 to 1986. Mr. Friedler was a co-founder of PRN in 1981.
Mr. Friedler spends approximately 35 hours per week on matters relating to the Company's business.

Harry Dermer has served as President, Chief Financial Officer and Director of the Company since its inception in February 1995. Mr. Dermer has a Connecticut nursing home administrator's license. Prior to February, 1995, Mr. Dermer co-founded Prometheus Pharmacy and Nursing Homes America, Inc., which are divisions of the Olympus Healthcare Group, where he served as Chief Financial Officer from 1994 to 1995, and Mediscript Pharmacy, Inc., a division of Mediplex, where he served as Chief Financial Officer from 1993 to 1994. Previously from 1990 to 1993 he was Vice President of Operations and Chief Financial Officer of Reliance Pharmacy Corp.

Jon Mills has served as a Director of the Company since March 1996. He is currently President and a Director of Medline Industries, Inc., a national manufacturer of healthcare products, positions he has held since 1966.

Eric D. Moskow, MD has served as a Director of the Company since March 1997. Dr. Moskow has been the Executive Vice President of Strategic Planning for PhyMatrix, Inc. and has served as a member of the PhyMatrix Board of Directors since that time. In 1993, he founded Physician's Choice Management, LLC and served as its Executive Vice President until 1996. Prior to establishing Physician's Choice, he served as Medical Director for US Healthcare in Connecticut. Dr. Moskow is board-certified in internal medicine and served as President of the Family Medical Associates of Ridgefield, Connecticut for the past nine years.

Thomas E. Dybick has served as the Company's Chief Financial Officer since September, 1996. He is a Certified Public Accountant. Prior thereto, from 1992 to 1996 Mr. Dybick was Chief Financial Officer of AHF/Connecticut Management, Inc. which managed six nursing homes in Connecticut and Massachussetts. Previously, Mr. Dybick was employed by the law firm of Levy & Droney, PC as Executive Director (1985-1992).

Mary Archambault has served as President of BALZ since its inception in 1995. Prior thereto, Ms. Archambault co-founded Prometheus Pharmacy and Nursing Homes America, Inc., where she served as Executive Vice President from 1994 to 1995. She also co-founded Mediscript Pharmacy, Inc.'s Medicare Part B division, which was a division of Mediplex, where she served as Executive Vice-President from 1993 to 1994. Previously, Ms. Archambault was Manager of Medical Supplies and Medicare Part B Services for Allcare Pharmacy, Inc. from 1990 - 1993. Ms. Archambault has a Connecticut Nursing Home Administrator's license and is a licensed Practical Nurse in Connecticut.

Suzanne J. Nettleton founded and has served as President and Administrator of PRN since its inception in 1981. She is licensed as a Nursing Home Administrator in Connecticut and is licensed as a Registered Nurse in both New York and Connecticut. Ms. Nettleton owned 25% of PRN prior to its acquisition by the Company.

Lawrence W. Fusco has served as the Company's Controller since July, 1997. He is a Certified Public Accountant. Prior thereto, from 1996 to 1997, Mr. Fusco was Division Controller of American Medical Response, a national ambulance and handi-van company. Previously, since 1991 he was Controller of The H.P. Hallock Co., a retailer.

ITEM 11.      EXECUTIVE COMPENSATION

The following table sets forth the cash compensation, as well as certain other compensation paid or accrued, by the Company to Jack Friedler, its Chief Executive Officer, and Harry Dermer, its President and Chief Operating Officer during the fiscal years ended June 30, 1997 and 1996. Other than Messrs. Friedler and Dermer, no other executive officer of the Company had a total annual salary and bonus of $100,000 during the reported periods. The executive compensation received from PRN by Suzanne Nettleton, its President, and that received from BALZ by Mary Archambault, its President, is also disclosed below.

                                                                   Long Term
                                  Annual  Compensation            Compensation
                                                                     Stock
Name and Principal Position       Year        Salary     Bonus  Options Granted
Jack Friedler,                 Fiscal 1996  $210,000(1)   ---        ---
Chief Executive Officer and    Fiscal 1997  $260,000      ---        ---
Director
Harry Dermer,                  Fiscal 1996  $127,204      ---        ---
President, Chief Operating     Fiscal 1997  $174,980      ---
Officer and Director
Suzanne Nettleton,             Fiscal 1996  $122,237(1) $38,121      ---
Executive Vice President,      Fiscal 1997  $132,492    $31,376
President of PRN
Mary Archambault,              Fiscal 1996  $159,783      ---        ---
Executive Vice President,      Fiscal 1997  $ 54,256
Secretary, President of BALZ


1) In addition, Jack Friedler and Suzanne Nettleton each received director fees of $40,000 for serving as Directors of PRN, but are no longer entitled to such fees after the Company's acquisition of PRN.

The Company has employment agreements with four of its executive officers which became effective upon consummation of the Offering. The agreements provide that such individuals shall devote substantially all of their working time and attention to the business of the Company and contain certain non-compete provisions.

The agreements with the CEO and President have an initial term of five years and are automatically renewable for successive one-year periods unless either the Company or the employee elects not to renew his employment. The agreements with the subsidiary presidents have an initial term of three years and are automatically renewable for successive one-year periods unless either the Company or the employee elects not to renew her employment.

The CEO's agreement provides for a $250,000 annual salary, with cost of living increases and a bonus equal to 1% of the Company's net income before taxes. The President's employment agreement is identical except that the salary is $175,000 annually.

The agreement with the president of BALZ provides for a base annual salary of $100,000, subject to five percent annual increases, plus a bonus of 3.75% of BALZ's net profits before taxes. The agreement with the president of PRN provides for an annual salary of $160,000, subject to five percent annual increases.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         No person owned of record or was known to own beneficially more than five percent (5%) of the outstanding common stock of the Company except as noted below. The following table shows the amount of common stock owned as of September 24, 1997 by each Director, and by all Directors and officers as a group, consisting of seven persons.

                                            Amount and Nature
         Name and Address                     of Beneficial          Percent
         of Beneficial Owner                    Ownership               of
                                              Shares Owned            Class

Jack Friedler,
Chief Executive Officer,
Chairman of the Board and Director             2,026,500               49.1%
Harry Dermer, President,
Chief Operating Officer and Director             685,500               16.6%
Thomas E. Dybick, Chief Financial Officer           0                    0%
Jon Mills, Director                                 0                    0%
Mary Archambault,
Executive Vice President, Secretary               60,000                1.5%
Suzanne J. Nettleton, Executive Vice President      0                    0%
Eric D. Moskow, MD, Director                        0                    0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 1995, the Company entered into an agreement to manage the day-to-day business affairs of Lexington House, Inc., a nursing home with 67 licensed beds. Lexington House is owned by Jack Friedler and his wife.

As of June 30, 1997, Lexington House, Inc. is indebted to the Company in the amount of $290,000. Lexington House has agreed to a payment schedule of $10,000 per month.

In connection with the Company's reorganization and the Offering, the previous members of Lexington Health Care Group, LLC, Jack Friedler, his wife Stephanie Friedler and Harry Dermer, exchanged their respective interests (37.5%, 37.5% and 25%) in the LLC for an aggregate of 2,462,000 shares of Common Stock of the Company.

Effective July 1, 1995, the Company entered into a ten-year lease, which was subsequently and retroactively amended, for four of the nursing homes operated by the Company. Jack Friedler, the Company's Chief Executive Officer is a 33.33% limited partner of the lessor, Fairfield Group Health Care Centers Limited Partnership ("Fairfield"). The Company's annual rent expense for the year ended June 30, 1997 was $2,468,000. The Company believes that the terms of the lease are as favorable to the Company as those that could have been obtained from nonaffiliated parties.

The partners owning the remaining 66.66% interest in Fairfield were also owners of an aggregate of 50% of the capital stock of PRN which interest was purchased by the Company for a total of $1,080,000. Jack Friedler was the owner of 25% of PRN; in exchange for Mr. Friedler's interest in PRN, the Company issued Mr. Friedler 108,000 shares of the Company's Common Stock valued at $540,000, based on the public offering price. Suzanne J. Nettleton, Executive Vice President of the Company, was owner of the remaining 25% of the capital stock of PRN. The Company purchased Ms. Nettleton's interest for $540,000.

The Company acquired all of the capital stock of BALZ from its existing stockholders (including Jack Friedler, Harry Dermer and Mary Archambault) in exchange for an aggregate of 300,000 shares of the Company's Common Stock (valued at $1,500,000 based on the public offering price). The following number of shares were issued to Officers and Directors of the Company in exchange for their shares of BALZ:

                        Jack Friedler       72,000
                        Harry Dermer        60,000
                        Mary Archambault    60,000

Between October 1995 and July 1996, the Company borrowed an aggregate of $286,000 from Jack Friedler and Harry Dermer which loans bear interest at an annual rate of 10%. A total of $104,000 was repaid to Mr. Friedler in August 1996. In May 1997 Mr. Friedler loaned another $100,000 to the Company in connection with the reacquisition of shares from a private placement investor. Mr. Friedler's balance of $266,000 was then offset against loans due from Lexington House in May 1997. Mr. Friedler also instructed the Company to offset interest due him from the Company of $10,000 each during May and June 1997 against the Lexington House loan. The Company is still indebted to Mr. Dermer for $16,000 as of June 30, 1997.

In March 1997, the Company entered into an agreement with Physicians Choice, LLC ("PCL") whereby it agreed to provide skilled nursing and rehabilitation services to patients in the PCL network that reside at the Company's Facilities. PCL is a subsidiary of PhyMatrix, Inc. Eric D. Moskow, MD, a Director of the Company, is a director of PhyMatrix, Inc. No significant revenues have yet been generated as a result of this contract.

Jack Friedler and Harry Dermer entered into a stockholder's agreement, effective in May, 1997, which includes, among other things, the grant of a mutual right of first refusal to purchase any shares of Common Stock beneficially owned by the other stockholder, and a mutual agreement to vote for the other stockholder as a Director of the Company.

With respect to each of the foregoing transactions, although the Company has not obtained any independent fairness opinions, the Company believes that the terms of such transactions were as fair to the Company as could be obtained from an unrelated third party. In the event the Company enters into negotiations to acquire any business or assets of a related party it will secure an independent appraisal. Future transactions with affiliates will be on terms no less favorable than could be obtained from unaffiliated parties and will be approved by a majority of the independent and/or disinterested members of the Board of Directors.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                                                                          Page

(a)      Financial Statements

         (1) The following financial statements and supplementary data are included in Part II Item 8:

              Reports of Independent Certified Public Accountants on Financial Statements

              Financial Statements:
              Consolidated Balance Sheets - June 30, 1997 and 1996
              Consolidated Statements of Operations - Years Ended June 30, 1997 and 1996
              Consolidated Statements of Changes in Stockholders' Equity -
                   Years Ended June 30, 1997 and 1996
              Consolidated Statements of Cash Flows - Years Ended June 30, 1997 and 1996
              Notes to Consolidated Financial Statements

         (2) The following financial statement schedule for the years 1997 and 1996 is submitted herewith:

              Reports of Independent Certified Public Accountants on Financial Statement Schedule

              Schedule II  - Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b) REPORTS ON FORM 8-K:

    No reports were filed during the quarter ended June 30, 1997, however, subsequently and to date the following reports have been filed:

         July 15, 1997       Acquisition of Greenwood and Highland nursing
                             facilities
         August 29, 1997     Change in Accountants
         September 24, 1997  Change in Accountants, Response of Prior
                             Accounting Firm

(c)      EXHIBITS

         (11) Earnings per share calculation

         (21) Subsidiaries

                                      SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LEXINGTON HEALTHCARE GROUP, INC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

         LEXINGTON HEALTHCARE GROUP, INC.
                   (Registrant)

         BY: /s/ HARRY DERMER
         --------------------
         Harry Dermer, President, Chief Operating Officer and Director

         Date: September 29, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

S/JACK FRIEDLER         Chief Executive Officer,      Date: September 29, 1997
--------------------    Chairman of the Board and Director
Jack Friedler


S/THOMAS E. DYBICK      Chief Financial Officer       Date: September 29, 1997
--------------------
Thomas E. Dybick

S/JON MILLS             Director                      Date: September 29, 1997
--------------------
Jon Mills

S/ERIC D. MOSKOW, MD    Director                      Date: September 29, 1997
--------------------
Eric D. Moskow

S/MARY ARCHAMBAULT      Executive Vice President and  Date: September 29, 1997
--------------------    Secretary
Mary Archambault

S/SUZANNE J. NETTLETON  Executive Vice President      Date: September 29, 1997
----------------------
Suzanne J. Nettleton

                          DISANTO BERTOLINE & COMPANY, P.C.
                                  628 Hebron Avenue
                                     Building #3
                                Glastonbury, CT 06033



                             INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
 Lexington Healthcare Group, Inc.
 New Britain, Connecticut


We have audited the consolidated financial statements of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 1997, and for the year then ended, and have issued our report thereon dated September 24, 1997; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of Lexington Healthcare Group, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DISANTO BERTOLINE & COMPANY, P.C.


Glastonbury, Connecticut
September 24, 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Lexington Healthcare Group, Inc.
New Britain, Connecticut


We have audited the consolidated financial statements of Lexington Healthcare Group, Inc. and subsidiary as of June 30, 1996, and for the period from July 1, 1995 (commencement of operations) through June 30, 1996, and have issued our report thereon dated October 18, 1996 (November 5, 1996 and May 9, 1997 with respect to Note J); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule as of and for the period ended June 30, 1996 of Lexington Healthcare Group, Inc. and subsidiary, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Richard A. Eisner & Company, LLP

New York, New York
October 18, 1996



                                                      LEXINGTON HEALTHCARE GROUP, INC.
                                                                 SCHEDULE II
                                                      VALUATION AND QUALIFYING ACCOUNTS




                                                                Additions
                                                -----------------------------------------
                                                                                Other
                                                                Charged        Changes -
                                  Balance at     Charged to     to other         Add          Balance at
                                  Beginning      Costs and      Account -      (Deduct)-        End of
Year          Description         of Year        Expenses       Describe       Describe         Year
---------------------------------------------------------------------------------------------------------


1997          Allowance for
              doubtful amounts    $75,000      $ 105,000                                      $  180,000
                                -------------------------                     --------------------------
                                -------------------------                     --------------------------

1996          Allowance for
              doubtful amounts    $   0        $  75,000                                      $   75,000
                                -------------------------                     --------------------------
                                -------------------------                     --------------------------


                          DISANTO BERTOLINE & COMPANY, P.C.
                                  628 HEBRON AVENUE
                                     BUILDING #3
                                GLASTONBURY, CT 06033



                             INDEPENDENT AUDITORS' REPORT




To the Board of Directors of
 Lexington Healthcare Group, Inc.
 New Britain, Connecticut


We have audited the accompanying consolidated balance sheet of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Lexington Healthcare Group, Inc. and subsidiary as of June 30, 1996, before the adjustment described in Note B, were audited by other auditors whose report dated October 18, 1996, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1997 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

We also audited the adjustment, to reflect the Company's reorganization described in Note B, that was applied to the 1996 consolidated financial statements. In our opinion, such adjustment is appropriate and has been properly applied.

DISANTO BERTOLINE & COMPANY, P.C.


Glastonbury, Connecticut
September 24, 1997


INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Lexington Healthcare Group, Inc.
New Britain, Connecticut


We have audited the accompanying consolidated balance sheet of Lexington Healthcare Group, Inc. and subsidiary as of June 30, 1996, prior to the reorganization described in Note B, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the period from July 1, 1995 (commencement of operations) through June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated financial position of Lexington Healthcare Group, Inc. and subsidiary at June 30, 1996, prior to the reorganization described in Note B, and the consolidated results of their operations and their consolidated cash flows for the period from July 1, 1995 (commencement of operations) through June 30, 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company had a net working capital deficiency raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters included raising additional equity such as that contemplated in the initial public offering (see Note B).


Richard A. Eisner & Company, LLP

New York, New York
October 18, 1996

With respect to Note J
November 5, 1996 and May 9, 1997


               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1997 AND 1996

                                                                              1997              1996
                                                                       -------------------  ------------
ASSETS
CURRENT ASSETS......................................................
 Cash and cash equivalents...........................................  $ 1,000,000          $   212,000
 Accounts receivable--net of allowance for doubtful accounts of
  $180,000 and $75,000 for 1997 and 1996, respectively..............     6,421,000            5,585,000
 Estimated third-party payor settlements-Medicaid....................      278,000              --
 Note receivable-related party.......................................      120,000              --
 Due from related parties............................................          --                73,000
 Inventories.........................................................      403,000               94,000
 Prepaid and other current assets....................................      418,000               65,000
                                                                       -----------          ------------
  Total current assets...............................................    8,640,000            6,029,000
EQUIPMENT & LEASEHOLD IMPROVEMENTS, net..............................      814,000              462,000
OTHER ASSETS
 Security deposit--related party.....................................    2,282,000            2,282,000
 Residents' funds....................................................      161,000              147,000
 Deferred registration costs.........................................          --               198,000
 Goodwill, net of accumulated amortization of $20,000................    3,275,000              --
 Deferred tax asset..................................................       35,000              --
 Other assets, net...................................................       55,000              102,000
 Note receivable--related party......................................      170,000              394,000
                                                                       -----------           ----------
                                                                         5,978,000            3,123,000
                                                                       -----------           ----------
                                                                       $15,432,000          $ 9,614,000
                                                                       -----------          -----------
                                                                       -----------          -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
 Notes payable (current portion).....................................  $    17,000          $ 2,267,000
 Notes payable--officers/stockholders................................       40,000              286,000
 Accounts payable and accrued expenses...............................    7,737,000            5,568,000
 Estimated third-party payor settlements--Medicare...................      323,000                  --
 Capital leases payable (current portion)............................       32,000               27,000
 Income taxes payable................................................      204,000                  --
 Due to related party................................................          --               262,000
                                                                       -----------          -----------
  Total current liabilities..........................................    8,353,000            8,410,000
OTHER LIABILITIES
 Notes payable (less current portion)................................       44,000                  --
 Capital leases payable (less current portion).......................       63,000              102,000
 Residents' funds payable............................................      161,000              147,000
 Deferred rent.......................................................      416,000              468,000
                                                                       -----------          -----------
                                                                           684,000              717,000
                                                                        ----------          -----------
  Total liabilities..................................................    9,037,000            9,127,000
                                                                        ----------          -----------
                                                                        ----------          -----------
COMMITMENTS AND CONTINGENCIES (Note N)
STOCKHOLDERS' EQUITY
 Common stock, par value $.01 per share,
  authorized 15,000,000 shares.......................................       41,000               25,000
 Additional paid-in capital..........................................    6,168,000                1,000
 Retained earnings...................................................      186,000              461,000
                                                                       -----------          -----------
  Total stockholders' equity.........................................    6,395,000              487,000
                                                                       -----------          -----------
                                                                       $15,432,000          $ 9,614,000
                                                                       -----------          -----------
                                                                       -----------          -----------

    The accompanying notes are an integral part of these consolidated financial statements.


               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                                                         1997           1996
                                                                                     -------------  -------------
REVENUES
 Net patient service revenue.......................................................  $  35,536,000  $  33,536,000
 Other revenue.....................................................................        364,000        105,000
                                                                                     -------------  -------------
   Total revenues..................................................................     35,900,000     33,641,000
EXPENSES
 Facility operating expenses:
  Salaries and benefits............................................................     26,979,000     24,839,000
  Food, medical and other supplies.................................................      2,689,000      2,065,000
  Other operating expenses.........................................................      5,113,000      4,896,000
 Corporate, general and administrative expenses....................................      1,282,000      1,126,000
 Interest expense..................................................................        178,000        254,000
                                                                                     -------------  -------------
   Total expenses..................................................................     36,241,000     33,180,000
                                                                                     -------------  -------------
 Income (loss) before income taxes.................................................       (341,000)       461,000
INCOME TAXES.......................................................................        (66,000)      --
                                                                                     -------------  -------------
 Net income (loss).................................................................  $    (275,000) $     461,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
 Net income (loss) per common share................................................  $       (0.10) $        0.18
                                                                                     -------------  -------------
                                                                                     -------------  -------------
 Weighted average number of common shares outstanding..............................      2,724,000      2,592,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    The accompanying notes are an integral part of these consolidated financial statements.


               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                                          COMMON STOCK
                                                               ---------------------------------------    ADDITIONAL
                                                  MEMBERS        NUMBER                       PAID-IN      RETAINED
                                                  EQUITY        OF SHARES       AMOUNT        CAPITAL      EARNINGS      TOTAL
                                               ------------   -------------  ------------  ------------  ------------  -----------

Capital contribution .......................   $   26,000              --    $             $    --       $    --       $   26,000
Adjustment for reorganization of entities
  under common control (Note B).............      (26,000)       2,462,000      25,000        1,000           --              --


Net income..................................         --               --          --           --          461,000        461,000
                                               -----------      ----------   ---------     --------      ---------     -----------
Balance, June 30, 1996......................   $     --          2,462,000      25,000        1,000        461,000        487,000
                                               -----------
                                               -----------

Issuance of common stock for legal services
  rendered..................................                       130,000       1,000       59,000          --            60,000

Issuance of common stock in connection with
  the acquisition of BALZ...................                       300,000       3,000     1,497,000           --       1,500,000

Issuance of common stock in connection with
  the acquisition of PRN....................                       108,000       1,000       539,000           --         540,000

Issuance of common stock and warrants in
  connection with initial public offering,
  net of issuance costs of $1,734,000.......                     1,125,000      11,000     4,072,000           --       4,083,000

Net loss....................................                          --          --           --         (275,000)      (275,000)
                                                                ----------  -----------  ------------  ------------   ------------
Balance, June 30, 1997......................                     4,125,000   $  41,000    $6,168,000      $186,000     $6,395,000
                                                                ----------  -----------  ------------  ------------   ------------
                                                                ----------  -----------  ------------  ------------   ------------


   The accompanying notes are an integral part of these consolidated financial statements.


                  LEXINGTON HEALTH GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JUNE 30, 1997 AND 1996

                                                                  1997           1996
                                                                -----------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                                              $ (275,000)   $   461,000
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                   110,000         47,000
   Provision for doubtful accounts                                 105,000         75,000
   (Decrease) increase in deferred rent                            (52,000)       468,000
   Benefit from deferred taxes                                     (97,000)             -
   Changes in operating assets and liabilities:
    Increase in accounts payable and accrued expenses            1,303,000      5,814,000
    Increase in estimated third-party settlements--Medicare        324,000              -
    Decrease (increase) in accounts receivable                     282,000     (5,660,000)
    Decrease in other assets                                        85,000              -
    Increase in organization costs                                       -        (70,000)
    Increase in inventories                                       (240,000)       (94,000)
    Increase in estimated third-party settlements--Medicaid       (278,000)             -
    (Decrease) increase in due to related parties, net            (291,000)       189,000
    Increase in prepaid and other current assets                  (341,000)       (65,000)
                                                               -----------    -----------
    Net cash provided by operating activities                      635,000      1,165,000
                                                               -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
 Increase in  note receivable - related party                     (162,000)      (394,000)
 Increase in security deposit - related party                            -     (2,282,000)
 Acquisition of fixed assets                                      (285,000)      (346,000)
 Cash paid for businesses acquired                              (1,434,000)             -
                                                               -----------    -----------
    Net cash used in investing activities                       (1,881,000)    (3,022,000)
                                                               -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
 Proceeds from issuance of common stock, net                     4,143,000         26,000
 Proceeds of short term borrowings and Beverly receivables         500,000      3,527,000
 Decrease (increase) in deferred registration costs                198,000       (131,000)
 Proceeds of notes payable to officers                             100,000        392,000
 Financing costs                                                         -        (47,000)
 Repayments of capital lease obligations                           (34,000)       (19,000)
 Repayment of notes payable to officers                           (110,000)      (106,000)
 Repayment of short-term borrowing                              (2,763,000)    (1,573,000)
                                                               -----------    -----------
    Net cash provided by financing activities                    2,034,000      2,069,000
                                                               -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                          788,000        212,000

CASH AND CASH EQUIVALENTS, beginning of year                       212,000              -
                                                               -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                         $ 1,000,000    $   212,000


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash payments for:
    Interest                                                   $   176,000    $   217,000
    Income taxes                                                         -              -

 Non-cash investing and financing activities:
    Equipment acquired by capital leases                       $         -    $   148,000
    Accounts payable financed by short-term borrowings                   -        313,000
    Deferred registration costs accrued                                  -         67,000
    Common stock issued in connection with legal services
     recorded as cost of issuance                                   60,000              -
    Offset of note payable - officers/stockholders against
     note receivable - related party                               265,693              -

 Details of businesses acquired was as follows:
    Fair value of assets acquired                              $ 4,788,000    $         -
    Liabilities assumed                                          1,314,000              -
                                                               -----------    -----------
    Purchase price, net of cash received                         3,474,000              -
    Common stock issued for acquired businesses                 (2,040,000)             -
                                                               -----------    -----------
    Net cash paid for acquired businesses                      $ 1,434,000    $         -
                                                               -----------    -----------
                                                               -----------    -----------

 The accompanying notes are an integral part of these consolidated financial statements



                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lexington Healthcare Group, Inc. and all of its wholly-owned subsidiaries: Balz Medical Services, Inc. ("BALZ"), Professional Relief Nurses, Inc. ("PRN"), LEV Rehab Services, Inc. ("LEV"), and Lexington Highgreen Holding, Inc. (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

The Company is a long-term and subacute care provider, which operates four nursing home facilities at June 30, 1997 with 628 beds licensed by the State of Connecticut. These facilities were previously operated by Beverly Enterprises, Inc. ("Beverly"), through June 30, 1995. The Company also provides medical supplies and durable medical equipment to nursing homes and provides health care services in the homes of its patients. In addition, the Company manages two other nursing homes pursuant to management agreements (see Note K).

USE OF ESTIMATES

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

REVENUE RECOGNITION

PATIENT SERVICE REVENUE

Revenues are recognized at the time the service is provided to the patient. Substantially all of the Company's revenues are billed to third party payors, i.e., Medicaid, Medicare and others under the provisions of reimbursement formulas and regulations in effect.

Patient service revenue is reported at the estimated net realizable amount from residents, third-party payors, and others for services rendered. Revenue received under cost reimbursement agreements is subject to audit and retroactive adjustment by third-party payors. Provisions for estimated adjustments have been reflected in patient service revenue. Differences between estimated adjustments and final settlements are recorded in the year of settlement.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996


NOTE A  - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION (CONTINUED)

MANAGEMENT FEES


The Company recognizes management fees as they are earned and accrues related fees payable to subcontractors as they are incurred.

CASH EQUIVALENTS

For the purpose of the statement of cash flows, the Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had cash equivalents of $674,000 at June 30, 1997, consisting of overnight investments. There were no cash equivalents at June 30, 1996.

INVENTORIES

Inventories consisting of food, chemicals and supplies are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the equipment. Leasehold improvements are amortized over the remaining period of the respective leases or the estimated useful lives of the improvement, whichever is shorter.

Maintenance, repairs and minor renewals are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

RESIDENTS' FUNDS

Residents' funds represent cash balances which have been deposited into a separate bank account and are restricted for the use of the residents.

INCOME TAXES

The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996


NOTE A  - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

INCOME TAXES (CONTINUED)

Prior to the reorganization (see Note B), the Company was a limited liability company ("LLC") and, as such, it was the obligation of the individual members of the LLC to separately report their proportionate share of the LLC's taxable income. Accordingly, the Company has not recognized a provision for income taxes for the year ended June 30, 1996.

INCOME PER COMMON SHARE

Income per common share is computed using the weighted average number of shares deemed outstanding as adjusted for the exchange of shares between entities under common control. Weighted average number of shares outstanding includes common stock equivalents when they have a dilutive effect. There are no material differences between primary and fully diluted income per common share.


NOTE B - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS

Lexington Healthcare Group, Inc. was incorporated in 1996. It completed an initial public offering of its common stock in May, 1997 during which 1,125,000 shares of common stock at $5 per share and 1,940,625 common stock warrants at $.10 per warrant were issued resulting in net proceeds to the Company of $4.1 million. Upon completion of this offering, the Company became the successor to Lexington Health Care Group, LLC, a limited liability company ("LLC"), and the members of LLC exchanged their membership interests in LLC for 2,462,000 shares of the Company's common stock representing a combined 59.7% ownership of the Company. LLC was formed on March 8, 1995 and commenced operations on July 1, 1995. The business combination was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interests, using LLC's historical cost basis. Accordingly, the accompanying consolidated financial statements for periods prior to the reorganization reflect the accounts and operations of LLC and adjustment has been made to give effect to the reorganization resulting in the restatement of certain stockholders' equity accounts.

The Company acquired in May 1997, simultaneously with the closing of the public offering, all of the common stock of BALZ and PRN. Prior to acquisition, the members of LLC owned 44% and 25% of BALZ and PRN, respectively.

The Company acquired all of the common stock of BALZ in exchange for 300,000 shares of common stock of the Company which were valued at $1,500,000 based on the offering price of the public offering.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996

NOTE B - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS
(CONTINUED)

The purchase price of PRN consisted of $1,620,000 payable in cash and the exchange of 108,000 shares of common stock of the Company which were valued at $540,000 based on the offering price of the public offering. Furthermore, prior to the acquisition, PRN distributed 100% of its net book value to its former stockholders; this book value was approximately $392,000.

The acquisitions of BALZ and PRN have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $3,295,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The amount of goodwill amortization was $20,000 for the year ended June 30, 1997.

The purchase price was allocated as follows:

                                              BALZ            PRN
                                              ----           -----

Working capital, other than cash            $516,000       $268,000
Property and equipment                        80,000         71,000
Other assets                                       -         38,000
Goodwill                                   1,135,000      2,160,000
Other liabilities                           (315,000)      (479,000)
                                           ---------       ---------
Purchase price, net of cash received      $1,416,000     $2,058,000
                                          ----------     ----------
                                          ----------     ----------

The operating results of these acquired entities have been included in the consolidated statement of operations from the date of acquisition . On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of fiscal year 1996, consolidated net revenues would have been $41.3 million for fiscal 1997 and $38.1 million for fiscal 1996. Consolidated pro forma net income would have been $241,000 and $658,000 in fiscal 1997 and 1996, respectively, and pro forma income per share would have been $.06 and $.19 for fiscal 1997 and 1996, respectively. Such pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been had the acquisitions been effective at the beginning of fiscal 1996.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996


NOTE C - FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, residents' funds, accounts receivable, estimated third-party payor settlements - Medicaid and note receivable-related party.

CASH AND CASH EQUIVALENTS AND RESIDENTS' FUNDS

The Company places its cash deposits with high credit-quality institutions and such deposits may, at times, exceed federal depository insurance limits. However, the Company has not experienced any losses in this area and management believes its cash deposits are not subject to significant credit risk.

ACCOUNTS RECEIVABLE

The Company grants credit without collateral to its patients, all of whom are residents of local communities in the State of Connecticut in which the Company's facilities are located, and most of whom are insured under third-party payor agreements. Management provides ongoing credit evaluations of its residents and has provided for potential credit losses through direct write-offs and such write-offs have been within management's expectations. Industry experience indicates that, after such direct write-offs have been made, potential credit losses are considered minimal, therefore only a negligible allowance for doubtful accounts is considered necessary by management.

The mix of receivables from patients, third-party payors and others as of June 30, 1997 and 1996 is as follows:

                                                         1997        1996
    Medicare and Medicaid                                  80%        89%
    Private insurance and other nongovernment agencies     10          9
    Other                                                  10          2
                                                          ---        -----
                                                          100%       100%

ESTIMATED THIRD-PARTY PAYOR SETTLEMENTS - MEDICAID

This amount represents a government obligation, and as such, management believes it represents negligible credit risk.

NOTE RECEIVABLE-RELATED PARTY

This amount is controlled by an officer and director of the Company and, accordingly, management believes it represents negligible credit risk.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996


NOTE C - FINANCIAL INSTRUMENTS (CONTINUED)

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards (SFAS) No. 107, FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of the fair value of financial instruments for which the determination of fair value is practicable. SFAS No. 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

The following table sets forth the carrying amounts and estimated fair values of financial instruments of the Company for which there is a difference between the amounts.

Financial liabilities:
                                            CARRYING            FAIR
                                              VALUE             VALUE
                                             ------           --------
    Obligations under capital leases        $95,000           $127,000

The following methods and assumptions were used to estimate the fair value of the above financial instrument:
    OBLIGATIONS UNDER CAPITAL LEASES:
    The fair value is estimated by discounting the expected cash flows of lease obligations using the Company's current borrowing rate.

The carrying amounts of the Company's other financial instruments approximate their fair values as outlined below:
    CASH AND CASH EQUIVALENTS, RESIDENTS' FUNDS, ACCOUNTS RECEIVABLE AND ACCOUNTS AND ACCRUED EXPENSES PAYABLE:
    The carrying amounts approximate their fair values because of the short maturity of those instruments.

    NOTES PAYABLE:
    The carrying amount approximates fair value because the interest rates on the notes approximate the Company's current borrowing rate.

Management has determined that it is not practicable to estimate the fair value of the note receivable - related party due to the lack of marketability of this financial instrument.

The Company's financial instruments are held for other than trading purposes.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996


NOTE D - THIRD-PARTY REVENUE ADJUSTMENTS AND SETTLEMENTS

The Company has recorded a reduction in patient service revenue of $45,000 during the year ended June 30, 1997 in connection with estimated Medicare/Medicaid settlements. Such amounts represent management's best estimates of the amounts expected to be realized and are based on anticipated results of ongoing negotiations, interpretation of applicable regulations and other assumptions. It is reasonably possible that the amounts the Company will ultimately realize could differ materially in the near term.

NOTE E - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of the following:

                                                     June 30,        June 30,
                                                       1997           1996
                                                    -------------------------

    Equipment                                         $529,000     $231,000
    Leasehold improvements                             407,000      263,000
                                                      --------     --------
                                                       936,000      494,000
    Less accumulated depreciation and amortization     122,000       32,000
                                                      --------     --------
                                                      $814,000     $462,000
                                                      --------     --------
                                                      --------     --------

Depreciation and amortization expense totaled $90,000 and $32,000 for the years ended June 30, 1997 and 1996, respectively.


NOTE F - NOTE RECEIVABLE--RELATED PARTY

The note receivable is due from an entity in which an officer and director of the Company has a controlling ownership interest. The Company has been granted a security interest in real property to collateralize the note. The obligation arose out of services performed, advances and payment of certain expenses on behalf of this entity and bears interest at 8%, per annum. In May 1997, a balance of $266,000 due from the Company to the officer and director was offset against this note receivable and a payment plan of $10,000 per month was established. As a result, $120,000 of this note is classified as a current asset in the accompanying consolidated balance sheet.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996


NOTE G - NOTES PAYABLE

Notes payable consist of the following:
                                                       June 30,        June 30,
                                                        1997            1996
10% note payable to a medical supplies vendor           $ -          $313,000
9.75% note payable to a noninstitutional lender           -           852,000
12% note payable to Beverly                               -           702,000
15% demand note to unaffiliated lender                    -           350,000
Demand note payable, noninterest bearing              5,000            50,000
6.5% equipment note payable to bank, due in 2001
with monthly installments of approximately $1,000    56,000                 -
                                                   --------       -----------
                                                     61,000         2,267,000
         Less: current portion                       17,000                 -
                                                   --------       -----------
                                                    $44,000        $2,267,000
                                                   --------       -----------
                                                   --------       -----------

NOTE  H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                June 30,         June 30,
                                                  1997             1996

    Accounts payable                        $5,481,000          $3,566,000
    Accrued payroll and payroll taxes        1,474,000           1,466,000
    Other accrued expenses                     782,000             536,000
                                            ----------          ----------
                                            $7,737,000          $5,568,000
                                            ----------          ----------
                                            ----------          ----------

NOTE I - LEASE COMMITMENTS


CAPITAL LEASES

The following is an analysis of leased property under capital leases by major class at June 30, 1997:

    Equipment                               $147,000
    Less: accumulated amortization            44,000
                                            --------
                                            $103,000
                                            --------
                                            --------

Amortization expense relative to leased property under capital leases totaled $29,000 and $14,000 for the years ended June 30, 1997 and 1996 respectively, and is included in depreciation and amortization expense disclosed in Note E.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996


NOTE I - LEASE COMMITMENTS (CONTINUED)

CAPITAL LEASES (CONTINUED)

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments:

    Year ending June 30:
         1998                                    $ 46,000
         1999                                      39,000
         2000                                      32,000
         2001                                       3,000
                                                 --------
         Total minimum lease payments             120,000
         Less: amount representing interest        25,000
                                                 --------
                                                 $ 95,000
                                                 --------
                                                 --------
RELATED PARTY OPERATING LEASES

The Company leases its nursing homes facilities (including certain equipment) under an operating lease with a partnership related through common ownership. The Company is responsible for property taxes, maintenance, insurance, etc. under the lease. The lease agreement, as amended, commenced on July 1, 1995 and is for a ten-year period, with four five-year renewal options at specified rents. In addition, the Company leases office space from a corporation related through common ownership under an operating lease which expires June 30, 1998. Further, the Company leases office and warehouse space from a limited liability company related through common ownership under an operating lease which expires January 31, 2002.

Future minimum lease payments required under these related party lease obligations are as follows:

    Year ending June 30:
         1998                     $   2,579,000
         1999                         2,562,000
         2000                         2,562,000
         2001                         2,562,000
         2002                         2,541,000
         Thereafter                   7,560,000
                                      ---------
                                    $20,366,000
                                    -----------
                                    -----------

Rent expense charged to operations under these related party operating leases aggregated $2,488,000 and $2,481,000 for the years ended June 30, 1997 and 1996, respectively.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996


NOTE I - LEASE COMMITMENTS (CONTINUED)

RELATED PARTY OPERATING LEASES (CONTINUED)

The Company has deposited with the related partnership, in connection with the nursing home facilities lease, a non-interest bearing security deposit of approximately $2.3 million as of June 30, 1997 and 1996. Such security deposit is comprised of a payment of approximately $1.3 million made by the Company on the related partnership's behalf and payments of $1 million representing excess rent which was paid to the related partnership prior to the retroactive reduction of periodic rent payments.

Deferred rent payable represents the excess of rent expense determined on a straight-line basis over amounts paid to date pursuant to the lease with the related partnership.

OTHER OPERATING LEASES

The Company's PRN subsidiary, which was purchased on May 15, 1997, has other operating leases which expire in various years through 2001. Rent expense charged to operations under such leases totaled approximately $9,000 for the period ended June 30, 1997. Future minimum lease payments required under these other operating leases are as follows:

         Year ending June 30:
              1998                           $55,000
              1999                            55,000
              2000                            39,000
              2001                             3,000
                                            --------
                                            $152,000
                                            --------
                                            --------

NOTE J - STOCKHOLDERS' EQUITY

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. As of June 30, 1997, the Company has issued no preferred stock.

RESCISSION OF PRIVATE PLACEMENT

In November 1996, the Company completed a Private Placement of 500,000 shares of common stock at $.50 per share together with warrants to acquire an additional 500,000 shares of common stock at $6.00 per share, and realized net proceeds of $215,000 therefrom.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996


NOTE J - STOCKHOLDERS' EQUITY (CONTINUED)

RESCISSION OF PRIVATE PLACEMENT (CONTINUED)

In May 1997, at the request of NASDAQ as a condition for the approval of the Company's listing, the transaction was rescinded. The purchasers in the Private Placement were not otherwise obligated to sell back their securities to the Company, but nonetheless agreed to do so. The rescinding purchasers did not receive consideration for their agreement to rescind, other than as described herein. The Company purchased the above-noted shares and warrants for $250,000.

The Company has recorded the costs incurred in connection with the Private Placement as an issuance cost associated with the public offering, but has not reflected the issuance and repurchase of the 500,000 shares of common stock in the accompanying consolidated statement of changes in stockholders' equity since the transaction is deemed to have been undone'.

WARRANTS

In connection with the public offering, the Company has issued warrants to purchase 1,940,625 shares of Company's common stock at $6 per share, subject to adjustment in certain circumstances, which may be exercised at any time after May 14, 1998 through May 13, 2003. The warrants are subject to redemption by the Company at any time after May 14, 1998 at a price of $.05 per warrant provided that the closing price of the Company's common stock has equaled or exceeded $10 per share for a period of twenty consecutive trading days.

STOCK OPTION PLAN

The Company has reserved 450,000 shares of its common stock for issuance pursuant to stock options which may be granted pursuant to the Company's 1997 Stock Option Plan. The Plan provides for grants to employees, consultants and directors of the Company. As of June 30, 1997, the Company has granted no stock options.

Subject to the provisions of the Plan, the Board has the authority to determine the individuals to whom the stock options are to be granted, the number of shares to be covered by each option, the exercise price, the type of option, the option period, the restrictions, if any, on the exercise of the option, the terms for the payment of the option price and other terms and conditions.

NOTE K - MANAGEMENT FEE

The Company manages two nursing homes. One of the homes is owned by an entity in which an officer and director of the Company has a controlling interest (see Note F); revenues earned in connection with this agreement were $72,000 in each of the years ended June 30, 1997 and 1996.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996

NOTE K - MANAGEMENT FEE (CONTINUED)

The second home is an unrelated entity whose contract extends through June 30, 1998 and generates an annual management fee of approximately $207,000. The Company subcontracts the management of this facility at an annual cost of approximately $188,000.

NOTE L - INCOME TAXES

The components of the provision for (benefit from) income taxes for the year ended June 30, 1997 are as follows:

    Current:
         Federal                                 $  (11,000)
         State                                       42,000
                                                 ----------
                                                     31,000
                                                 ----------
    Deferred:
         Federal                                    (97,000)
         State                                            -
                                                 ----------
                                                    (97,000)
                                                 ----------
                                                 $  (66,000)
                                                 ----------
                                                 ----------

Certain of the entities included in the consolidated financial statements were separate taxpayers for tax purposes for the first ten months of the year. The income tax expense for all prior periods was recorded on an entity by entity basis as of May 14, 1997. Effective May 15, 1997, the entities became members of a consolidated group for tax purposes.

The Company has recorded a valuation allowance of $459,000 at June 30, 1997 to reflect the estimated amount of deferred tax assets. A valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in future years.

The significant components of the deferred tax provision for 1997 are as follows:

    Bad debt reserve                             $  (80,000)
    Property and equipment                          (14,000)
    Organizational costs                            (24,000)
    Deferred rent                                  (172,000)
    Accrued expenses                               (266,000)
    Valuation allowance                             459,000
                                                 ----------
                                                 $  (97,000)
                                                 ----------
                                                 ----------

The components of the net deferred tax asset and liability as of June 30, 1997 were as follows:

    Deferred tax assets (liabilities)
    Bad debt reserve                             $   80,000
    Property and equipment                           14,000
    Organizational costs                             24,000
    Deferred rent                                   172,000
    Accrued expenses                                266,000
    Deferred revenue                                (62,000)
                                                 ----------
    Gross deferred tax asset                        494,000
    Valuation allowance                            (459,000)
                                                 ----------

    Net deferred tax asset                       $   35,000
                                                 ----------
                                                 ----------

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996


The net change in the valuation allowance for deferred tax assets was an increase of $459,000.

The principal reasons for the difference between the statutory federal income tax rate and the effective rate are as follows:

Statutory federal income tax rate                      (34.0%)
State taxes, net of federal benefits                     8.8
Goodwill amortization                                    2.2
Purchase accounting adjustments and
 change in tax status                                    3.6
                                                       ------
                                                       (19.4%)
                                                       ------
                                                       ------

NOTE M - RISKS AND UNCERTAINTIES

LABOR CONCENTRATION/PENSION CONTRIBUTION

As of June 30, 1997, approximately 38% of the Company's employees were covered by collective bargaining agreements with New England Health Care Employees Union, District 1199/SEIU, AFL-CIO ("Union") which expire in October, 1998.

These employees participate in Union pension plans to which the Company contributes an amount stipulated in each collective bargaining agreement. For the year ended June 30, 1997 and 1996, contributions were approximately $572,000 and $397,000, respectively.

PATIENT SERVICE REVENUE

Approximately 86% and 89% of net patient service revenue was derived under federal and state third-party reimbursement programs in 1997 and 1996, respectively. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the nursing home industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company's ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which all Connecticut nursing homes operate.

MALPRACTICE INSURANCE

The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on the occurrence basis in ensuing years. As of June 30, 1997, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996


NOTE N - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company has employment agreements with four of its executive officers which became effective upon consummation of the public offering. The agreements provide that such individuals shall devote substantially all of their working time and attention to the business of the Company and contain certain non-compete provisions.

The agreements with the CEO and President have an initial term of five years and are automatically renewable for successive one-year periods unless either the Company or the employee elects not to renew his employment. The agreements with presidents of the acquired subsidiaries have an initial term of three years and are automatically renewable for successive one-year periods unless either the Company or the employee elects not to renew her employment.

The CEO's agreement provides for a $250,000 annual salary, with cost of living increases and a bonus equal to 1% of the Company's net income before taxes. The President's employment agreement is identical except that the salary is $175,000 annually.

The agreement with the president of BALZ provides for a base annual salary of $100,000, subject to five percent annual increases, plus a bonus of 3.75% of BALZ's net profits before taxes. The agreement with the president of PRN provides for an annual salary of $160,000, subject to five percent annual increases.

CONTINGENCIES

The Company is involved in various legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company's consolidated financial statements.

NOTE O - SUBSEQUENT EVENTS

ACQUISITION OF NURSING FACILITIES

On July 1, 1997, Lexington Highgreen Holding, Inc. (a new wholly-owned subsidiary of Lexington Healthcare Group, Inc.) purchased substantially all of the assets of two skilled nursing facilities, Greenwood Health Center and Highland Acres Extend-a-Care Center from Beverly. These facilities are located in Connecticut; Beverly had operated 240 and 75 licensed beds, respectively; the Company intends to operate a total of 225 beds.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1997 AND 1996


NOTE O - SUBSEQUENT EVENTS (CONTINUED)

ACQUISITION OF NURSING FACILITIES (CONTINUED)

All real estate, property, fixed and operating assets of the nursing homes were acquired (with the exception of certain proprietary computer hardware and systems) for a purchase price of approximately $6.8 million which was financed by a mortgage on the real estate from Nationwide Health Properties, Inc., the previous lessor to Beverly.

Pursuant to the agreements, Lexington has also acquired certain accounts receivable from Beverly and Beverly has agreed to reimburse Lexington for certain costs and charges in connection with the operation of the facilities during the next five years. In addition, the Company acquired the right to sell the license to the unused beds.

FORMATION OF NEW BUSINESSES

The Company has signed letters of intent to form new joint venture operations with unrelated companies in the pharmacy, respiratory, oxygen and rehab therapy business. Services will be provided to patients in nursing facilities and in their homes.

ACQUISITION OF MEDICAL SUPPLY COMPANY

The Company has signed a letter of intent to acquire a 49% ownership position in a regional medical supply business in exchange for 100,000 shares of the Company's common stock, subject to various terms and conditions yet to be finalized. The Company has the option to acquire the remaining 51% of the business within twelve months.

BANK LINE OF CREDIT

In August, 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which is secured by its accounts receivable and other assets. Through September 24, 1997 this line of credit has not been accessed.

