Form 10-Q
period 1997-09-30
LEXINGTON HEALTHCARE GROUP INC
filed 1997-11-13
CIK 1026348

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     ____________

                                      FORM 10-Q

(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For The Quarter Ended September 30, 1997
                             --------------------------------
or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ______to______

Commission File Number 0-22261
                       -------

                           LEXINGTON HEALTHCARE GROUP, INC.
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
                                                           ------------


 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X
                                                      --


                         APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 12, 1997 4,125,000 Common Shares outstanding

                           LEXINGTON HEALTHCARE GROUP, INC.
                             SEPTEMBER 30, 1997 FORM 10-Q
                                        INDEX

Part I  --  Financial Information

Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets  --  September 30, 1997 and
         June 30, 1997........................................................ Pg. 3.

         Condensed Consolidated Statements  of Operations  --  Three months ended September 30, 1997 and 1996...................................  Pg. 4.

         Condensed Consolidated Statements of Cash Flows  --  Three months ended September 30, 1997 and 1996...................................  Pg. 5.

         Notes to Condensed Consolidated Financial Statements................  Pg. 6-8.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................  Pg. 9-12.


Part II  --  Other Information.

Item 1.  Legal Proceedings...................................................  Pg. 13.

Item 2.  Changes in Securities...............................................  Pg. 13.

Item 3.  Defaults Upon Senior Securities.....................................  Pg. 13.

Item 4.  Submission of Matters to a Vote of Security Holders.................  Pg. 13.

Item 5.  Other Information...................................................  Pg. 13.

Item 6.  Exhibits and Reports on Form 8-K....................................  Pg. 13.

Signatures...................................................................  Pg. 13.

                                                2

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                        CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     SEPTEMBER 30,     JUNE 30,
                                                                                         1997            1997
                                                                                      (UNAUDITED)
                                                                                     -------------  -------------

                                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents......................................................  $   1,080,000  $   1,000,000
    Accounts and note receivable, net..............................................      8,021,000      6,541,000
    Estimated third-party payor settlements-Medicaid...............................             --        278,000
    Inventories....................................................................        448,000        403,000
    Bed licenses held for sale.....................................................      1,500,000             --
    Prepaid expenses and other current assets......................................        619,000        418,000
                                                                                     -------------  -------------
        Total current assets.......................................................     11,668,000      8,640,000

LAND, BUILDINGS, EQUIPMENT & LEASEHOLD
IMPROVEMENTS, net..................................................................      2,461,000        814,000

OTHER ASSETS
    Goodwill, net..................................................................      3,234,000      3,275,000
    Security deposits..............................................................      2,346,000      2,282,000
    Bed licenses, net..............................................................      1,487,000             --
    Operating subsidy receivable (less current portion)............................        755,000             --
    Other assets, net..............................................................        284,000        260,000
    Residents' funds...............................................................        245,000        161,000
                                                                                     -------------  -------------
                                                                                         8,351,000      5,978,000
                                                                                     -------------  -------------
                                                                                     $  22,480,000  $  15,432,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Accounts payable and accrued expenses..........................................  $   7,152,000  $   7,737,000
    Estimated third-party payor settlements-Medicare & Medicaid....................        729,000        323,000
    Notes and capital leases payable (current portion).............................        139,000         89,000
    Income taxes payable...........................................................        217,000        204,000
                                                                                     -------------  -------------
        Total current liabilities..................................................      8,237,000      8,353,000

OTHER LIABILITIES
    Mortgage note payable (less current portion)...................................      6,782,000             --
    Deferred rent..................................................................        403,000        416,000
    Residents' funds payable.......................................................        245,000        161,000
    Notes and capital leases payable (less current portion)........................         97,000        107,000
    Deferred taxes.................................................................         42,000             --
                                                                                     -------------  -------------
                                                                                         7,569,000        684,000
                                                                                     -------------  -------------
        Total liabilities..........................................................     15,806,000      9,037,000
                                                                                     -------------  -------------

STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share, authorized 15,000,000 shares, issued
      and outstanding 4,125,000 shares.............................................         41,000         41,000
    Additional paid-in capital.....................................................      6,168,000      6,168,000
    Retained earnings..............................................................        465,000        186,000
                                                                                     -------------  -------------
        Total stockholders' equity.................................................      6,674,000      6,395,000
                                                                                     -------------  -------------
                                                                                     $  22,480,000  $  15,432,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------



  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                           1997           1996
                                                                                        (UNAUDITED)   (UNAUDITED)
                                                                                       -------------  ------------
REVENUES
    Net patient service revenue......................................................  $  13,815,000  $  8,563,000
    Other revenue....................................................................        116,000        56,000
                                                                                       -------------  ------------
        Total revenues...............................................................     13,931,000     8,619,000

EXPENSES
    Facility operating expenses:
      Salaries and benefits..........................................................     10,161,000     6,445,000
      Food, medical and other supplies...............................................      1,158,000       739,000
      Other operating expenses.......................................................      1,445,000     1,340,000
    Corporate, general and administrative expenses...................................        503,000       106,000
    Interest expense.................................................................        180,000        26,000
                                                                                       -------------  ------------
        Total expenses...............................................................     13,447,000     8,656,000
                                                                                       -------------  ------------

    Income (loss) before income taxes................................................        484,000       (37,000)

INCOME TAXES.........................................................................        205,000            --
                                                                                       -------------  ------------
    Net income (loss)................................................................  $     279,000  $    (37,000)
                                                                                       -------------  ------------
                                                                                       -------------  ------------
    Net income (loss) per common share...............................................  $        0.07  $      (0.01)

    Weighted average number of common shares outstanding.............................      4,125,000     2,592,000
                                                                                       -------------  ------------
                                                                                       -------------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

                                                                                            1997         1996
                                                                                        (UNAUDITED)   (UNAUDITED)
                                                                                        ------------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss)...................................................................  $    279,000  $   (37,000)
  Adjustments to reconcile net income (loss) to net cash provided by operating
    activities........................................................................       142,000      (58,000)
  Changes in operating assets and liabilities.........................................      (169,000)   1,315,000
                                                                                        ------------  -----------
      Net cash provided by operating activities.......................................       252,000    1,220,000
                                                                                        ------------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Increase in security deposits.......................................................       (64,000)          --
  Acquisition of fixed assets.........................................................       (67,000)          --
                                                                                        ------------  -----------
      Net cash used in investing activities...........................................      (131,000)          --
                                                                                        ------------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds of note payable............................................................            --      500,000
  Repayments of notes payable.........................................................       (34,000)  (1,466,000)
  Repayments of capital lease obligations.............................................        (7,000)      (5,000)
                                                                                        ------------  -----------
      Net cash used by financing activities...........................................       (41,000)    (971,000)
                                                                                        ------------  -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS.............................................        80,000      249,000
CASH AND CASH EQUIVALENTS, beginning of year..........................................     1,000,000      212,000
                                                                                        ------------  -----------
CASH AND CASH EQUIVALENTS, end of year................................................  $  1,080,000  $   461,000
                                                                                        ------------  -----------
                                                                                        ------------  -----------
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Certain assets acquired through assumption of mortgage note payable.................  $  6,863,000  $        --
                                                                                        ------------  -----------
                                                                                        ------------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to September 30, 1997 and for the three months ended September 30, 1997 and 1996 is unaudited)

NOTE A - THE COMPANY

The consolidated financial statements include the accounts of Lexington Healthcare Group, Inc. and all of its wholly-owned subsidiaries: Balz Medical Services, Inc. ("BALZ"), Professional Relief Nurses, Inc. ("PRN" ), LEV Rehab Services, Inc. ("LEV"), and Lexington Highgreen Holding, Inc. (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

The Company is a long-term and subacute care provider which operates six nursing home facilities at September 30, 1997 with 853 beds licensed by the State of Connecticut. BALZ provides medical supplies and durable medical equipment to nursing homes ; PRN provides health care services in the homes of its patients.

(NOTE B) - BASIS OF PRESENTATION

The financial information included herein is unaudited and presented on a condensed basis; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented although the results shown for the interim periods presented herein are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed balance sheet data as of June 30, 1997 is derived from audited financial statements; certain line items have been combined or condensed in their presentation herein.

Inventories consisting of food, chemicals and supplies are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.


NOTE C - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS

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

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to September 30, 1997 and for the three months ended September 30, 1997 and 1996 is unaudited)

NOTE C - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS (Continued)

Accordingly, the accompanying condensed consolidated financial statements for the period prior to the reorganization reflect the accounts and operations of LLC and adjustment has been made to give effect to the reorganization resulting in the restatement of certain stockholders' equity accounts.

The Company acquired in May 1997, simultaneously with the closing of the public offering, all of the common stock of BALZ and PRN. On the basis of a pro forma consolidation of the results of operations as if these acquisitions had taken place at the beginning of fiscal year 1997, consolidated total revenues would have been $10.0 million for the three months ended September 30, 1996.

Nursing Home Acquisitions

On July 1, 1997, Lexington Highgreen Holding, Inc. (a wholly-owned subsidiary of Lexington Healthcare Group, Inc.) purchased substantially all of the assets of two skilled nursing facilities in Connecticut, Greenwood Health Center and Highland Acres Extend-a-Care Center from Beverly Enterprises, Inc. ("Beverly"). Before the sale of the two nursing facilities, Beverly had operated 315 licensed beds at these two facilities. The Company will operate 225 beds; it has an agreement with an unrelated party to sell 50 beds for approximately $1,500,000 and has returned 40 beds to the State of Connecticut.

The entire transaction was financed by a $6.8 million mortgage. Beverly has agreed to pay a $2.5 million operating subsidy to the Company over five years, bringing the net cost of the transaction to the Company to $4.3 million.

On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place at the beginning of fiscal year 1997, consolidated net revenues would have been $11,943,000 for the first three months of fiscal 1997. Consolidated pro forma net loss would have been $(521,000) in the first three months of fiscal 1997, and pro forma net loss per share would have been $(.20) for the first three months of fiscal 1997. Such pro forma amounts reflect the operating results produced by Beverly and are not necessarily indicative of what the actual consolidated results of operations might have been had the acquisitions been effective at the beginning of fiscal 1997.

                  LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to September 30, 1997 and for the three months ended September 30, 1997 and 1996 is unaudited)


NOTE D - RECENTLY ISSUED ACCOUNTING STANDARDS; EARNINGS PER SHARE

The Company has not yet adopted Statement of Financial Accounting Standards
(SFAS) No. 128, "Earnings per Share". The objective of SFAS No. 128 is to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 is effective for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The Company does not expect implementation of SFAS No. 128 to have any impact on its calculation of EPS.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

In May 1997, the Company reorganized its capital structure and completed an initial public stock offering (the "Offering") which raised net proceeds of approximately $4.1 million. In connection with the Offering, the Company acquired two healthcare businesses - a medical supplies company and a home health agency. In the quarter ended September 30, 1997, the Company expanded its nursing home operations with two additional facilities, which were acquired on July 1, 1997.

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

The Company's operating strategy is to increase Facility profitability levels, through aggressive marketing and by offering rehabilitation therapies and other specialized services; adhering to strict cost standards at the Facility level while providing effective patient care and containing corporate overhead expenses; and becoming a fully integrated health network whereby the Company will market medical products and supplies, rehabilitative services, institutional pharmaceutical services and nursing services to affiliated and non-affiliated nursing homes and hospitals, as well as patients at home.

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

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three months ended September 30, 1997 ("1997 period") vs. three months ended September 30, 1996 ("1996 period")

For the three months ended September 30, 1997, the Company had total revenues of $13,931,000 and total expenses of $13,447,000. For the three months ended September 30, 1996, the Company had total revenues of $8,619,000 and total expenses of $8,656,000

The Company had net income of $279,000 or $.07 per share for the three months ended September 30, 1997 after providing for income taxes of $205,000. The Company had a net loss of ($37,000) or ($.01) per share for the three months ended September 30, 1996.

For the three months ended September 30, 1997 expenses consisted of salaries and benefits of $10,161,000, food, medical and other supplies of $1,158,000, other operating expenses (including rent of $635,000) of $1,445,000, corporate, general and administrative expenses of $503,000 and interest expense of $180,000.

Revenues in the 1997 period increased over the 1996 period by $5,312,000 or 62%, largely as a result of the acquisitions during May 1997 and July 1997. Of the total increase, $4,637,000 pertained to the nursing homes and healthcare businesses acquired and $675,000 was from increased rates, mix changes and higher occupancy (4% increase) in the existing nursing facilities including $60,000 in other income.

Operating expenses in the 1997 period increased over the 1996 period by $4,791,000 or 55%, largely as a result of the acquisitions noted above. Of the total cost increase, $4,303,000 pertained to the nursing homes and healthcare businesses acquired and $488,000 was from increased existing-facility and corporate, general and administrative costs. The increase in existing nursing home costs was attributable to higher salaries and benefits including additional nursing, dietary, and housekeeping staffing (as a result of higher occupancy and wage increases), higher therapy costs and occupancy-driven higher operating expenses. Interest increased by $154,000 mostly as a result of the new mortgage on the facilities acquired in July.

Income taxes were provided in the 1997 period on pre-tax income of $484,000; the combined federal and state effective tax rate was 42%. No income taxes were provided in the 1996 period since there was a loss and the Company was operated as an LLC at that time.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Since its formation in 1995, the Company has primarily financed its operations through operating revenues, borrowings from the prior operator of the Facilities and other private lenders (including stockholders), by financing its accounts receivable, and through a public offering of its common stock which raised net proceeds of approximately $4.1 million.

In July 1997, the Company borrowed $6.8 million in connection with the acquisition of land, buildings, bed licenses and operating assets of the two nursing homes acquired. Interest is payable at 10% over the 20 year term of the mortgage. In connection with the acquisitions, the Company also received an operating subsidy of $2.5 million payable over five years.

In August 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which is secured by its accounts receivable and other assets. Through September 30, 1997 this line of credit had not been utilized, but it has subsequently been utilized in November, 1997 with a borrowing of $1,000,000 for working capital purposes.

During the three months ended September 30, 1997, the Company expended approximately $67,000 in capital improvements at its leased Facilities. Any capital improvements made to the Facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system.

At September 30, 1997, the Company had cash and cash equivalents of $1,080,000, receivables of $8,021,000, inventories of $448,000 and prepaid expenses and other current assets of $619,000. At September 30,1997 the Company had $1.5 million in acquisition costs associated with bed licenses which are under contract for sale in November, 1997. Accounts receivable increased by $1,202,000 since June 30, 1997 due mostly to the nursing homes acquired in July.

Working capital at September 30, 1997 was $3,431,000 as compared with working capital of $287,000 at June 30, 1997. The principal reasons for the increase are profitable operations in the first quarter of the year, the bed license to be sold, and the operating subsidy receivable obtained in connection with the nursing home acquisitions. Current liabilities at September 30, 1997 consist principally of trade accounts payable, estimated third-party settlements due Medicare and Medicaid, notes and capital leases payable, accrued payroll and related taxes, income taxes, and other accrued expenses.

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

This quarterly report contains certain forward-looking statements regarding the Company, its business prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.

Factors that may affect such forward-looking statements include, without limitations: the Company's ability to successfully and timely develop and finance new projects, the impact of competition on the Company's revenues, and changes in reimbursement rates, patient mix, and demand for the Company's services.

When used, words such as "believes," "anticipates," "expects," "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise.

Readers are urged to carefully review and consider the various disclosures made by the Company in this report, news releases, and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

                             PART II - OTHER INFORMATION

Item 1.  Legal Proceedings
         -----------------
                                            NONE

Item 2.  Change in Securities
         --------------------
                                            NONE

Item 3.  Defaults Upon Senior Securities
         -------------------------------
                                            NONE

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                                            NONE

Item 5.  Other Information
         -----------------
                                            NONE

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

The following reports were filed during the quarter ended September 30, 1997:

    July 15, 1997       Acquisition of Greenwood and Highland nursing facilities
    August 29, 1997     Change in Accountants
    September 24, 1997  Change in Accountants, Response of Prior Accounting Firm


                                      SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  /s/  Harry Dermer
                                  --------------------------
                                  (Harry Dermer, President)
                                  (Duly Authorized Officer)


Date      November 13, 1997       /s/ Thomas E. Dybick
                                  --------------------------
                                  (Thomas E. Dybick, Chief Financial Officer)
                                  (Principal Financial Officer)