Form 10-Q
period 1997-12-31
LEXINGTON HEALTHCARE GROUP INC
filed 1998-02-13
CIK 1026348

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The QUARTER ENDED DECEMBER 31, 1997

or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ______to______

Commission File Number 0-22261

                        LEXINGTON HEALTHCARE GROUP, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                      06-1468252
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              identification No.)

35 PARK PLACE, NEW BRITAIN, CT                                06052
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:         860-223-6902



 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___




                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: FEBRUARY 12, 1998 4,125,000 Common Shares outstanding

                        LEXINGTON HEALTHCARE GROUP, INC.
                           DECEMBER 31, 1997 FORM 10-Q
                                      INDEX


PART I  --  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets  --  December 31, 1997 and
                  June 30,  1997................................................................................Pg. 3.

                  Condensed Consolidated Statements  of Operations  --  Six months and three months ended December 31, 1997 and 1996.......................................................Pg. 4.

                  Condensed Consolidated Statements of Cash Flows  --  Six months ended December 31, 1997 and 1996..............................................................Pg. 5.

                  Notes to Condensed Consolidated Financial Statements........................................Pg. 6-8.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................................................Pg. 9-14.


PART II  --  OTHER INFORMATION.

Item 1.  Legal Proceedings.....................................................................................Pg. 15.

Item 2.  Changes in Securities.................................................................................Pg. 15.

Item 3.  Defaults Upon Senior Securities.......................................................................Pg. 15.

Item 4.  Submission of Matters to a Vote of Security Holders...................................................Pg. 15.

Item 5.  Other Information.....................................................................................Pg. 15.

Item 6.  Exhibits and Reports on Form 8-K......................................................................Pg. 15.

Signatures.....................................................................................................Pg. 15.




                                                                         Page 2.

                        LEXINGTON HEALTHCARE GROUP, INC.
                           AND SUBSIDIARIES CONDENSED
                          CONSOLIDATED BALANCE SHEETS

                                                                                       December 31,           June 30,
                                                                                          1997                 1997
                                                                                        (Unaudited)
                                                                                        -----------        -----------
                                     ASSETS

 CURRENT ASSETS
     Cash and cash equivalents                                                          $ 1,736,000        $ 1,000,000
     Accounts and note receivable, net                                                    9,124,000          6,541,000
     Note receivable - stockholder (Note C)                                                 300,000                 --
     Estimated third-party payor settlements - Medicare & Medicaid                          125,000            278,000
     Inventories                                                                            468,000            403,000
     Prepaid expenses and other current assets                                              477,000            418,000
                                                                                        -----------        -----------
            Total current assets                                                         12,230,000          8,640,000

LAND, BUILDINGS, EQUIPMENT & LEASEHOLD
IMPROVEMENTS, net                                                                         2,686,000            814,000

OTHER ASSETS
      Goodwill, net                                                                       3,192,000          3,275,000
      Security deposits                                                                   2,406,000          2,282,000
      Bed licenses, net                                                                   1,684,000                 --
      Operating subsidy  receivable (less current portion)                                  738,000                 --
      Other assets, net                                                                     446,000            260,000
      Residents' funds                                                                      204,000            161,000
                                                                                        -----------        -----------
                                                                                          8,670,000          5,978,000
                                                                                        -----------        -----------
                                                                                        $23,586,000        $15,432,000
                                                                                        ===========        ===========

                            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued expenses                                             $ 7,234,000        $ 7,737,000
      Estimated third-party payor settlements - Medicare & Medicaid                         939,000            323,000
      Notes and capital leases payable (current portion)                                    422,000             89,000
      Income taxes payable                                                                  318,000            204,000
                                                                                        -----------        -----------
            Total current liabilities                                                     8,913,000          8,353,000

OTHER LIABILITIES
      Mortgage note payable (less current portion)                                        6,766,000                 --
      Notes and capital leases payable (less current portion)                               284,000            107,000
      Deferred rent                                                                         390,000            416,000
      Residents' funds payable                                                              204,000            161,000
      Deferred taxes                                                                         42,000                 --
                                                                                        -----------        -----------
                                                                                          7,686,000            684,000
                                                                                        -----------        -----------
            Total liabilities                                                            16,599,000          9,037,000
                                                                                        -----------        -----------

MINORITY INTERESTS                                                                          145,000                 --

STOCKHOLDERS' EQUITY
      Common stock, par value $.01 per share, authorized
      15,000,000 shares, issued and outstanding 4,125,000 shares                             41,000             41,000
      Additional paid-in capital                                                          6,126,000          6,168,000
      Retained earnings                                                                     675,000            186,000
                                                                                        -----------        -----------
            Total stockholders' equity                                                    6,842,000          6,395,000
                                                                                        ===========        ===========
                                                                                        $23,586,000        $15,432,000
                                                                                        ===========        ===========



   The accompanying notes are an integral part of these condensed consolidated financial statements.







                                                                         Page 3.

                        LEXINGTON HEALTHCARE GROUP, INC.
                    AND SUBSIDIARIES CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                         Six months ended                     Three months ended
                                                                         December 31, 1997                    December 31, 1997

                                                                     1997             1996                1997               1996
 REVENUES
    Net patient service revenue                                 $27,859,000        $17,295,000        $14,044,000        $8,732,000
    Other revenue                                                   610,000            152,000            494,000            96,000
                                                                -----------        -----------        -----------        ----------
            Total revenues                                       28,469,000         17,447,000         14,538,000         8,828,000


EXPENSES
    Facility operating expenses:
      Salaries and benefits                                      20,639,000         13,010,000         10,478,000         6,565,000
      Food, medical and other supplies                            2,247,000          1,075,000          1,089,000           336,000
      Other operating expenses                                    3,381,000          2,574,000          1,936,000         1,234,000
    Corporate, general and administrative expenses                1,010,000            486,000            507,000           380,000
    Interest expense                                                433,000             70,000            253,000            44,000
                                                                -----------        -----------        -----------        ----------
            Total expenses                                       27,710,000         17,215,000         14,263,000         8,559,000
                                                                -----------        -----------        -----------        ----------


    Income before income taxes                                      759,000            232,000            275,000           269,000

INCOME TAXES (Note B)                                               270,000                 --             65,000                --
                                                                -----------        -----------        -----------        ----------

    Net income                                                  $   489,000        $   232,000        $   210,000        $  269,000
                                                                ===========        ===========        ===========        ==========

    Net income  per common share                                $      0.12        $      0.09        $      0.05        $     0.10
                                                                ===========        ===========        ===========        ==========

    Weighted average number of common shares outstanding          4,125,000          2,592,000          4,125,000         2,592,000
                                                                ===========        ===========        ===========        ==========




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                                                                         Page 4.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (UNAUDITED)



                                                                                    1997               1996

 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                  $   489,000         $   232,000
   Adjustments to reconcile net income to net cash
      provided by operating activities                                              18,000             (53,000)
   (Increase) decrease in accounts receivable                                   (2,583,000)          1,249,000
   Changes in other operating assets and liabilities                             1,575,000           1,432,000
                                                                               -----------         -----------
            Net cash provided by operating activities                             (501,000)          2,860,000
                                                                               -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Note receivable - related party                                               (757,000)            (64,000)
    Repayments of note receivable - related party                                  457,000                  --
    Increase in security deposits                                                 (124,000)                 --
    Acquisition of fixed assets                                                   (138,000)           (173,000)
                                                                               -----------         -----------
            Net cash used in investing activities                                 (562,000)           (237,000)
                                                                               -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Stock registration costs                                                       (42,000)            (28,000)
    Proceeds from sale of bed licenses                                           1,550,000                  --
    Proceeds from notes payable                                                    264,000             500,000
    Minority interest investment in consolidated joint ventures                    117,000                  --
    Issuance of common stock                                                            --             215,000
    Repayments of notes payable                                                    (68,000)         (2,168,000)
    Repayments of capital lease obligations                                        (22,000)            (21,000)
                                                                               -----------         -----------
            Net cash provided by (used in) by financing activities               1,799,000          (1,502,000)
                                                                               -----------         -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                          736,000           1,121,000

CASH AND CASH EQUIVALENTS, beginning of year                                     1,000,000             212,000
                                                                               -----------         -----------

CASH AND CASH EQUIVALENTS, end of year                                         $ 1,736,000         $ 1,333,000
                                                                               ===========         ===========




  NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Certain assets acquired through assumption of mortgage note payable        $ 6,863,000         $        --
    Equipment and leasehold improvements acquired through assumption
     of notes payable and capital leases                                           220,000                  --


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.



                                                                         Page 5.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL
                STATEMENTS (INFORMATION WITH RESPECT TO DECEMBER
                        31, 1997 AND FOR THE THREE MONTHS
          AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996 IS UNAUDITED)

NOTE A - THE COMPANY

The consolidated financial statements include the accounts of Lexington Healthcare Group, Inc. and all of its wholly-owned subsidiaries: Balz Medical Services, Inc. ("BALZ"), Professional Relief Nurses, Inc. ("PRN" ), LEV Rehab Services, Inc. ("LEV"), and Lexington Highgreen Holding, Inc. (collectively, the "Company"), as well as the accounts of the following joint ventures controlled by the Company: LexiCore Rehab Services, LLC and Lexicon Pharmacy Services, LLC. All material intercompany balances and transactions have been eliminated in consolidation.

The Company is a long-term and subacute care provider which operates six nursing home facilities at December 31, 1997 with 853 beds licensed by the State of Connecticut. BALZ provides medical supplies and durable medical equipment to nursing homes ; PRN provides health care services in the homes of its patients. Lexicore and Lexicon provide rehab and pharmacy services respectively to patients in the Company's and other nursing homes.

NOTE B - BASIS OF PRESENTATION

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

In 1996 the Company was operated as an LLC and accordingly no income taxes were due at that time. However, income taxes are payable after the reorganization of entities under common control discussed below. On a pro forma basis had income taxes been due in 1996, income before income taxes, income taxes, net income, and net income per common share would have been as follows:

                                          Six months ended 12/31/96            Three months ended 12/31/96
                                             $             Per share             $             Per share
                                             -             ---------             -             ---------
Income before income taxes               $232,000             $.09            $269,000            $.10
Income taxes                              (96,000)                             (96,000)
Net income                               $136,000             $.05            $173,000            $.07





                                                                         Page 6.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION WITH RESPECT TO DECEMBER 31, 1997 AND FOR THE
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997
                             AND 1996 IS UNAUDITED)

NOTE C - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS

Lexington Healthcare Group, Inc. was incorporated in 1996. It completed an initial public offering of its common stock in May 1997 during which 1,125,000 shares of common stock at $5 per share and 1,940,625 common stock warrants at $.10 per warrant were issued resulting in net proceeds to the Company of $4.1 million. Upon completion of such offering, the Company became the successor to Lexington Health Care Group, LLC, a limited liability company ("LLC"). The business combination was accounted for as a reorganization of entities under common control, in a manner similar to a pooling of interests, using LLC's historical cost basis.

Accordingly, the accompanying condensed consolidated financial statements for the period prior to the reorganization reflect the accounts and operations of LLC and adjustment has been made to give effect to the reorganization resulting in the restatement of certain stockholders' equity accounts.

The Company acquired in May 1997, simultaneously with the closing of the public offering, all of the common stock of BALZ and PRN. On the basis of a pro forma consolidation of the results of operations as if these acquisitions had taken place at the beginning of fiscal year 1997, consolidated total revenues would have been $20.2 million for the six months ended December 31, 1996.

On October 14, 1997 the Company loaned $757,000 to its Chief Executive Officer and principal stockholder in order for him to pay personal income taxes due as a result of the reorganization of entities under common control (i.e., the Company's IPO). There was no cash compensation paid to him as part of the reorganization. The borrowing was evidenced by a 9% interest earning note receivable on which payments were made on December 26 ($157,000) and December 31 ($300,000) to reduce the note to $300,000, which remained outstanding as of December 31, 1997. Interest on the note (amounting to $14,500) was paid in full through December 31, 1997. Subsequently, an additional $150,000 was repaid on February 3, 1998 leaving a balance of $150,000.

NURSING HOME ACQUISITIONS

On July 1, 1997 Lexington Highgreen Holding, Inc. (a wholly-owned subsidiary of Lexington Healthcare Group, Inc.) purchased substantially all of the assets of two skilled nursing facilities in Connecticut, Greenwood Health Center and Highland Acres Extend-a-Care Center from Beverly Enterprises, Inc. ("Beverly"). Before the sale of the two nursing facilities, Beverly had operated 315 licensed beds at these two facilities. The Company is operating 225 beds and has returned the license on 40 beds to the State of Connecticut.



                                                                         Page 7.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (INFORMATION WITH RESPECT TO DECEMBER 31, 1997 AND FOR THE
               THREE MONTHS AND SIX MONTHS ENDED DECEMBER 31, 1997
                             AND 1996 IS UNAUDITED)

NOTE C - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS (CONTINUED)

The entire transaction was financed by a $6.8 million mortgage. Beverly has agreed to pay a $2.5 million operating subsidy to the Company over five years, bringing the net cost of the transaction to the Company to $4.3 million. In November 1997, the Company sold the remaining license on 50 beds to an unrelated party for $1,550,000 in cash which resulted in a gain of $280,000 ($.04 per common share).

On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place on July 1, 1996, consolidated net revenues would have been $24,087,000 for six months ended December 31, 1996. Consolidated pro forma net loss would have been $(1,013,000) in the six months ended December 31, 1996 and pro forma net loss per share would have been $(.39). Such pro forma amounts reflect the operating results produced by Beverly and are not necessarily indicative of what the actual consolidated results of operations might have been had the acquisitions been effective on July 1, 1996.

NEW BUSINESSES

On October 15, 1997 Lexicore Rehab Services, LLC began operations as a 50% owned joint venture with Core Rehab Management, LLC. The joint venture is controlled by the Company and the results of its operations from inception are included in the Company's consolidated financial statements with appropriate recognition of minority interest.

On December 1, 1997 Lexicon Pharmacy Services, LLC began operations as a 70% owned joint venture with Pharmacy Corporation of America. The joint venture is controlled by the Company and the results of its operations from inception are included in the Company's consolidated financial statements with appropriate recognition of minority interest.

NOTE D - RECENTLY ISSUED ACCOUNTING STANDARDS; EARNINGS PER SHARE

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The objective of SFAS No. 128 is to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. SFAS No. 128 was effective for periods ending after December 15, 1997, including interim periods; earlier application was not permitted. Implementation of SFAS No. 128 did not have any impact on the Company's calculation of EPS.


                                                                         Page 8.

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

During the six months ended December 1997, the Company expanded its nursing home operations by adding two additional facilities, which were acquired on July 1, 1997. Also, in October and December 1997, the Company started two joint venture companies with other healthcare providers to provide rehabilitation and pharmacy services.

On January 20, 1998 the Company announced that it had signed a letter of intent to acquire Franvale Nursing and Rehabilitation Center, a 128-bed skilled nursing facility located in Braintree, Massachusetts from an unrelated party, Quality Care Centers of Massachusetts, Inc., a subsidiary of PHC, Inc. (dba Pioneer Healthcare). The acquisition of this facility expands the Company's operations into Massachusetts, a target growth area.

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




                                                                         Page 9.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 1997 ("1997 PERIOD") VS. THREE MONTHS ENDED DECEMBER 31, 1996 ("1996 PERIOD")

For the three months ended December 31, 1997, the Company had total revenues of $14,538,000 and total expenses of $14,263,000. For the three months ended December 31, 1996, the Company had total revenues of $8,828,000 and total expenses of $8,559,000. The Company had net income of $210,000 or $.05 per share for the three months ended December 31, 1997, after providing for income taxes of $65,000. The Company had net income of $269,000 or $.10 per share for the three months ended December 31, 1996, but no income taxes were due for the 1996 period since the Company was operated as an LLC at that time. On a pro forma basis, had income taxes been provided in 1996 at a rate of 36%, net income would have been $173,000 ($.07 per common share).

For the three months ended December 31, 1997, expenses consisted of salaries and benefits of $10,478,000, food, medical and other supplies of $1,089,000, other operating expenses (including rent of $669,000) of $1,936,000, corporate, general and administrative expenses of $507,000 and interest expense of $253,000.

Revenues in the 1997 period increased over the 1996 period by $5,710,000 or 65%, largely as a result of the acquisitions during May 1997 and July 1997. Of the total increase, $5,463,000 pertained to the nursing homes and healthcare businesses acquired and $247,000 was from increased rates, mix changes and higher occupancy (2% increase) in the existing nursing facilities. A gain of $280,000 was recorded on the sale of the bed license in November 1997 which has been included in other revenue.

The Company collected $102,000 in excess of the net carrying value of accounts receivable purchased from Beverly in connection with the Greenwood and Highland acquisitions. Since the Company has collected more than originally recorded for these purchased accounts receivable such amount has been included in other revenue.

Operating expenses in the 1997 period increased over the 1996 period by $5,704,000 or 67%, largely as a result of the acquisitions noted above. Of the total cost increase, $5,053,000 pertained to the nursing homes and healthcare businesses acquired and $651,000 was from increased existing-facility and corporate, general and administrative costs. The increase in existing nursing home costs was attributable to higher salaries and benefits including additional nursing, dietary, and housekeeping staffing (as a result of higher occupancy and wage increases), higher therapy costs and occupancy-driven higher operating expenses. Interest expense increased by $209,000 mostly as a result of the new mortgage on the facilities acquired in July.

Income taxes were provided in the 1997 period on pre-tax income of $275,000; the combined federal and state effective tax rate was 24%. No income taxes were provided in the 1996 period since the Company was operated as an LLC at that time.


                                                                        Page 10.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
SIX MONTHS ENDED DECEMBER 31, 1997 ("1997 PERIOD") VS.
SIX MONTHS ENDED DECEMBER 31, 1996 ("1996 PERIOD")

For the six months ended December 31, 1997, the Company had total revenues of $28,469,000 and total expenses of $27,710,000. For the six months ended December 31, 1996, the Company had total revenues of $17,447,000 and total expenses of $17,215,000. The Company had net income of $489,000 or $.12 per share for the six months ended December 31, 1997, after providing for income taxes of $270,000. The Company had net income of $232,000 or $.09 per share for the six months ended December 31, 1996, but no income taxes were due for the 1996 period since the Company was operated as an LLC at that time. On a pro forma basis, had income taxes been provided in 1996 at a rate of 41%, net income would have been $136,000 ($.05 per common share)

For the six months ended December 31, 1997, expenses consisted of salaries and benefits of $20,639,000, food, medical and other supplies of $2,247,000, other operating expenses (including rent of $1,304,000) of $3,381,000, corporate, general and administrative expenses of $1,010,000 and interest expense of $433,000.

Revenues in the 1997 period increased over the 1996 period by $11,022,000 or 63%, largely as a result of the acquisitions during May 1997 and July 1997. Of the total increase, $10,100,000 pertained to the nursing homes and healthcare businesses acquired and $922,000 was from increased rates, mix changes and higher occupancy (3% increase) in the existing nursing facilities. A gain of $280,000 was recorded on the sale of the bed license in November, 1997 which has been included in other revenue.

The Company collected $102,000 in excess of the net carrying value of accounts receivable purchased from Beverly in connection with the Greenwood and Highland acquisitions. Since the Company has collected more than originally recorded for these purchased accounts receivable such amount has been included in other revenue.

Operating expenses in the 1997 period increased over the 1996 period by $10,495,000 or 61%, largely as a result of the acquisitions noted above. Of the total cost increase, $9,356,000 pertained to the nursing homes and healthcare businesses acquired and $1,139,000 was from increased existing-facility and corporate, general and administrative costs. The increase in existing nursing home costs was attributable to higher salaries and benefits including additional nursing, dietary, and housekeeping staffing (as a result of higher occupancy and wage increases), higher therapy costs and occupancy-driven higher operating expenses. Interest expense increased by $363,000 mostly as a result of the new mortgage on the facilities acquired in July.



                                                                        Page 11.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income taxes were provided in the 1997 period on pre-tax income of $759,000; the combined federal and state effective tax rate was 36%. No income taxes were provided in the 1996 period since the Company was operated as an LLC at that time.

LIQUIDITY AND CAPITAL RESOURCES

Since its formation in 1995, the Company has primarily financed its operations through operating revenues, borrowings from the prior operator of the Facilities and other private lenders (including stockholders), by financing its accounts receivable, through a public offering of its common stock which raised net proceeds of approximately $4.1 million and through the sale of a portion of certain bed licenses acquired in 1997.

In July 1997, the Company borrowed $6.8 million in connection with the acquisition of land, buildings, bed licenses and operating assets of the two nursing homes acquired. Interest is payable at 10% over the 20 year term of the mortgage. In connection with the acquisitions, the Company also obtained an operating subsidy of $2.5 million to be received over five years. As discussed above, some of the bed licenses acquired were sold for $1,550,000 in November 1997.

In August 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which is secured by its accounts receivable and other assets. In November, 1997 this line of credit was utilized with a borrowing of $1,000,000 for working capital purposes. This borrowing was repaid later in November 1997 after the sale of bed licenses noted above. The full $2,000,000 line of credit was available at December 31, 1997.

On October 14, 1997 the Company loaned $757,000 to its Chief Executive Officer and principal stockholder in order for him to pay personal income taxes due as a result of the reorganization of entities under common control (i.e., the Company's IPO). There was no cash compensation paid to him as part of the reorganization. The borrowing was evidenced by a 9% interest earning note receivable on which payments were made on December 26 ($157,000) and December 31 ($300,000) to reduce the note to $300,000, which remained outstanding as of December 31, 1997. Interest on the note (amounting to $14,500) was paid in full through December 31, 1997. Subsequently, an additional $150,000 was repaid on February 3, 1998 leaving a balance of $150,000.




                                                                        Page 12.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the six months ended December 31, 1997, the Company expended approximately $87,000 in capital improvements at its leased Facilities. Any capital improvements made to the Facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system. During the six months ended December 31, 1997 the Company expended $160,000 for capital improvements at its owned facilities, which amount was funded by the mortgagor under the terms of the mortgage.

The Company has recorded $272,000 of investments in joint ventures (of which $48,000 was paid through December 31, 1997) which began operations in 1997 and became profitable in 1997; positive cash flow is expected in 1998. The Company's profitable ancillary businesses grew by approximately 30% from 1996 to 1997.

At December 31, 1997, the Company had cash and cash equivalents of $1,736,000, receivables of $9,249,000, inventories of $468,000, prepaid expenses and other current assets of $477,000, and a note receivable from its principal stockholder of $300,000. Accounts receivable increased by $2,430,000 since June 30, 1997 due mostly to the nursing homes acquired in July and generally higher rates in effect.

Working capital at December 31, 1997 was $3,317,000 as compared with working capital of $287,000 at June 30, 1997. The principal reasons for the increase are profitable operations in the first half of the year, the bed licenses sold, and the operating subsidy receivable obtained in connection with the nursing home acquisitions. Current liabilities at December 31, 1997 consist principally of trade accounts payable, estimated third-party payor settlements due Medicare and Medicaid, current portion of notes and capital leases payable, accrued payroll and related taxes, income taxes, and other accrued expenses.

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


                                                                        Page 13.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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




                                                                        Page 14.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
                                           NONE

Item 2.  Change in Securities
                                           NONE

Item 3.  Defaults Upon Senior Securities
                                           NONE

Item 4.  Submission of Matters to a Vote of Security Holders

                                           NONE

Item 5.  Other Information
                                           NONE

Item 6.  Exhibits and Reports on Form 8-K
                                           NONE


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   /s/ Jack Friedler
                                  (Jack Friedler, Chief Executive Officer)
                                  (Duly Authorized Officer)

                                   /s/ Harry Dermer
                                  (Harry Dermer, President)
                                  (Duly Authorized Officer)

Date      February 13, 1998        /s/ Thomas E. Dybick
                                   (Thomas E. Dybick, Chief Financial Officer)
                                   (Principal Financial Officer)



                                                                        Page 15.