Form 10-Q
period 1998-03-31
LEXINGTON HEALTHCARE GROUP INC
filed 1998-05-13
CIK 1026348

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The QUARTER ENDED MARCH 31, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ______to______

Commission File Number 0-22261

                        LEXINGTON HEALTHCARE GROUP, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                      06-1468252
--------                                                      ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              identification No.)

1577 NEW BRITAIN AVENUE, FARMINGTON, CT                          06032
---------------------------------------                          -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:           860-674-2700
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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: MAY 12, 1998 4,125,000 Common Shares outstanding

                        LEXINGTON HEALTHCARE GROUP, INC.
                            MARCH 31, 1998 FORM 10-Q
                                      INDEX


PART I  --  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

                  Condensed Consolidated Balance Sheets  --  March 31, 1998 and
                  June 30, 1997.........................................................................Pg. 3.

                  Condensed Consolidated Statements  of Operations  --  Nine months and three months ended March 31, 1998 and 1997.........................................................Pg. 4.

                  Condensed Consolidated Statements of Cash Flows  --  Nine months ended March 31, 1998 and 1997.........................................................Pg. 5.

                  Notes to Condensed Consolidated Financial Statements................................Pg. 6-8.

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations..............................................................Pg. 9-14.


PART II  --  OTHER INFORMATION.

Item 1.           Legal Proceedings....................................................................Pg. 15.

Item 2.           Changes in Securities................................................................Pg. 15.

Item 3.           Defaults Upon Senior Securities......................................................Pg. 15.

Item 4.           Submission of Matters to a Vote of Security Holders..................................Pg. 15.

Item 5.           Other Information....................................................................Pg. 15.

Item 6.           Exhibits and Reports on Form 8-K.....................................................Pg. 15.

Signatures.............................................................................................Pg. 15.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                            MARCH 31,        JUNE 30,
                                                                              1998             1997
                                                                           (UNAUDITED)
                                                                           -----------     -----------
                                     ASSETS
 CURRENT ASSETS
     Cash and cash equivalents                                             $ 1,542,000     $ 1,000,000
     Accounts and note receivable, net                                      10,019,000       6,541,000
     Note receivable - stockholder (Note C)                                    155,000             -
     Estimated third-party payor settlements - Medicare & Medicaid             431,000         278,000
     Inventories                                                               506,000         403,000
     Prepaid expenses and other current assets                                 766,000         418,000
                                                                           -----------     -----------
            Total current assets                                            13,419,000       8,640,000

LAND, BUILDINGS, EQUIPMENT & LEASEHOLD
IMPROVEMENTS, net                                                            2,821,000         814,000

OTHER ASSETS
      Goodwill, net                                                          3,151,000       3,275,000
      Security deposits                                                      2,549,000       2,282,000
      Bed licenses, net                                                      1,655,000             -
      Operating subsidy  receivable (less current portion)                     698,000             -
      Other assets, net                                                        462,000         260,000
      Residents' funds                                                         177,000         161,000
                                                                           -----------     -----------
                                                                             8,692,000       5,978,000
                                                                           -----------     -----------
                                                                           $24,932,000     $15,432,000
                                                                           ===========     ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued expenses                                $ 7,477,000     $ 7,737,000
      Estimated third-party payor settlements - Medicare & Medicaid          1,038,000         323,000
      Notes and capital leases payable (current portion)                     1,050,000          89,000
      Income taxes payable                                                     352,000         204,000
                                                                           -----------     -----------
            Total current liabilities                                        9,917,000       8,353,000

OTHER LIABILITIES
      Mortgage note payable (less current portion)                           6,883,000             -
      Notes and capital leases payable (less current portion)                  126,000         107,000
      Deferred rent                                                            377,000         416,000
      Residents' funds payable                                                 177,000         161,000
      Deferred taxes                                                            42,000             -
                                                                           -----------     -----------
                                                                             7,605,000         684,000
                                                                           -----------     -----------
            Total liabilities                                               17,522,000       9,037,000
                                                                           -----------     -----------

MINORITY INTERESTS                                                             234,000             -

STOCKHOLDERS' EQUITY
      Common stock, par value $.01 per share, authorized
      15,000,000 shares, issued and outstanding 4,125,000 shares                41,000          41,000
      Additional paid-in capital                                             6,431,000       6,168,000
      Retained earnings                                                        704,000         186,000
                                                                           -----------     -----------
            Total stockholders' equity                                       7,176,000       6,395,000
                                                                           -----------     -----------
                                                                           $24,932,000     $15,432,000
                                                                           ===========     ===========


        The accompanying notes are an integral part of these condensed consolidated financial statements.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                                    NINE MONTHS ENDED                  THREE MONTHS ENDED
                                                                        MARCH 31,                           MARCH 31,

                                                                  1998             1997              1998              1997
                                                             ------------      ------------      ------------      ------------
 REVENUES
    Net patient service revenue                              $ 42,772,000      $ 26,072,000      $ 14,913,000      $  8,777,000
    Other revenue                                                 474,000           226,000           144,000            74,000
                                                             ------------      ------------      ------------      ------------
            Total revenues                                     43,246,000        26,298,000        15,057,000         8,851,000


EXPENSES
    Facility operating expenses:
      Salaries and benefits                                    31,288,000        20,027,000        10,649,000         7,017,000
      Food, medical and other supplies                          3,215,000         1,688,000           968,000           613,000
      Other operating expenses                                  5,848,000         3,530,000         2,467,000           956,000
    Corporate, general and administrative expenses              1,631,000           763,000           649,000           277,000
                                                              -----------      ------------      ------------      ------------
            Total expenses                                     41,982,000        26,008,000        14,733,000         8,863,000
                                                             ------------      ------------      ------------      ------------


    Income (loss) from operations                               1,264,000           290,000           324,000           (12,000)
                                                             ------------      ------------      ------------      ------------

 OTHER INCOME (EXPENSE)
     Gain on sale of bed licenses                                 280,000                 -                 -                 -
     Minority interest                                           (117,000)                -           (90,000)                -
     Interest expense                                            (600,000)          (98,000)         (167,000)          (28,000)
                                                             ------------      ------------      ------------      ------------
             Total income (expense)                              (437,000)          (98,000)         (257,000)          (28,000)
                                                             ------------      ------------      ------------      ------------

     Income (loss) before income taxes                            827,000           192,000            67,000           (40,000)

INCOME TAXES (Note B)                                             309,000                 -            39,000                 -
                                                             ------------      ------------      ------------      ------------

    Net income (loss)                                        $    518,000      $    192,000      $     28,000      $    (40,000)
                                                             ============      ============      ============      ============

    Net income (loss)  per common share                      $       0.13      $       0.06      $       0.01      $      (0.01)
                                                             ============      ============      ============      ============


    Weighted average number of common shares outstanding        4,125,000         3,092,000         4,125,000         3,092,000
                                                             ============      ============      ============      ============




              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)


                                                                                1998              1997
                                                                            -----------      -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                               $   518,000      $   192,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities                                273,000          (54,000)
   (Increase) decrease in accounts receivable                                (3,298,000)       1,319,000
   Changes in other operating assets and liabilities                          1,110,000        1,104,000
                                                                            -----------      -----------
            Net cash provided by (used in) operating activities              (1,397,000)       2,561,000
                                                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Note receivable - related party                                            (757,000)        (121,000)
    Repayments of note receivable - related party                               607,000                -
    Increase in security deposits                                              (267,000)               -
    Acquisition of fixed assets                                                (334,000)        (246,000)
                                                                            -----------      -----------
            Net cash used in investing activities                              (751,000)        (367,000)
                                                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Stock registration costs                                                    (42,000)        (141,000)
    Proceeds from sale of bed licenses                                        1,550,000                -
    Proceeds from notes payable                                                 901,000        1,002,000
    Minority interest investment in consolidated joint ventures                 117,000                -
    Issuance of preferred capital in joint venture                              305,000                -
    Issuance of common stock                                                          -          275,000
    Repayments of notes payable and capital lease obligations                  (141,000)      (2,759,000)
                                                                            -----------      -----------
            Net cash provided by (used in)  financing activities              2,690,000       (1,623,000)
                                                                            -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                       542,000          571,000

CASH AND CASH EQUIVALENTS, beginning of year                                  1,000,000          212,000
                                                                            -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                      $ 1,542,000      $   783,000
                                                                            ===========      ===========




  NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Certain assets acquired through assumption of mortgage note payable     $ 6,997,000      $         -
    Equipment and leasehold improvements acquired through assumption
     of notes payable and capital leases                                         86,000                -


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (INFORMATION WITH RESPECT TO MARCH 31, 1998 AND FOR THE THREE MONTHS
           AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997 IS UNAUDITED)

NOTE A - THE COMPANY

The consolidated financial statements include the accounts of Lexington Healthcare Group, Inc. and all of its wholly-owned subsidiaries: Balz Medical Services, Inc. ("BALZ"), Professional Relief Nurses, Inc. ("PRN" ), and Lexington Highgreen Holding, Inc. (collectively, the "Company"), as well as the accounts of the following joint ventures controlled by the Company: LexiCore Rehab Services, LLC and Lexicon Pharmacy Services, LLC. All material intercompany balances and transactions have been eliminated in consolidation.

The Company is a long-term and subacute care provider which operates six nursing home facilities at March 31, 1998 with 853 beds licensed by the State of Connecticut. BALZ provides medical supplies and durable medical equipment to nursing homes ; PRN provides health care services in the homes of its patients. Lexicore and Lexicon provide rehab and pharmacy services respectively to patients in the Company's and other nursing homes.

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

Inventories consisting of food, chemicals and medical and other supplies are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

In 1996 the Company was operated as an LLC and accordingly no income taxes were due at that time. However, income taxes have been provided for after the reorganization of entities under common control discussed below.

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

                                                                         Page 6.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (INFORMATION WITH RESPECT TO MARCH 31, 1998 AND FOR THE THREE MONTHS
           AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997 IS UNAUDITED)

NOTE C - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS


Accordingly, the accompanying condensed consolidated financial statements for the period prior to the reorganization reflect the accounts and operations of LLC and adjustment has been made to give effect to the reorganization resulting in the restatement of certain stockholders' equity accounts.

The Company acquired in May 1997, simultaneously with the closing of the public offering, all of the common stock of BALZ and PRN. On the basis of a pro forma consolidation of the results of operations as if these acquisitions had taken place at the beginning of fiscal year 1997, consolidated total revenues would have been $30.3 million for the nine months ended March 31, 1997.

On October 14, 1997 the Company loaned $757,000 to its Chief Executive Officer and principal stockholder in order for him to pay personal income taxes due as a result of the reorganization of entities under common control (i.e., the Company's IPO). There was no cash compensation paid to him as part of the reorganization. The borrowing was evidenced by a 9% interest earning note receivable on which payments were made on December 26 ($157,000) and December 31 ($300,000) to reduce the note to $300,000, which remained outstanding as of December 31, 1997. Interest on the note (amounting to $14,500) was paid in full through December 31, 1997. Subsequently, an additional $150,000 was repaid on February 3, 1998 leaving a balance of $150,000, plus accrued interest through March 31, 1998 of $4,549.

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


                                                                         Page 7.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (INFORMATION WITH RESPECT TO MARCH 31, 1998 AND FOR THE THREE MONTHS
           AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997 IS UNAUDITED)

NOTE C - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS (CONTINUED)

On the basis of a pro forma consolidation of the results of operations as if the acquisitions had taken place on July 1, 1996, consolidated net revenues would have been $34,000,000 for nine months ended March 31, 1997. Consolidated pro forma net loss would have been $(1,667,000) for the nine months ended March 31, 1997 and pro forma net loss per share would have been $(.54). Such pro forma amounts reflect the operating results produced by Beverly and are not necessarily indicative of what the actual consolidated results of operations might have been had the acquisitions been effective on July 1, 1996.

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

During the nine months ended March 1998, the Company expanded its nursing home operations by adding two additional facilities, which were acquired on July 1, 1997. Also, in October and December 1997, the Company started two joint venture companies with other healthcare providers to provide rehabilitation and pharmacy services.

On January 20, 1998 the Company announced that it had signed a letter of intent to acquire Franvale Nursing and Rehabilitation Center, a 128-bed skilled nursing facility located in Braintree, Massachusetts from an unrelated party, Quality Care Centers of Massachusetts, Inc., a subsidiary of PHC, Inc. (dba Pioneer Healthcare). The acquisition of this facility expands the Company's operations into Massachusetts, a target growth area. The Company is continuing to pursue the necessary federal and state approvals required to close this transaction.

On March 9, 1998 the Company announced that it had formed a joint venture (to be known as Behavioral Rehab Services) with Pioneer Healthcare to develop and provide psychological services to residents in nursing homes, initially in Connecticut, with later expansion to other states planned. As of March 31, 1998, operations had not yet commenced.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 1998 ("1998 PERIOD")
VS. THREE MONTHS ENDED MARCH 31, 1997 ("1997 PERIOD")

For the three months ended March 31, 1998, the Company had total revenues of $15,057,000 and total operating expenses of $14,733,000. For the three months ended March 31, 1997, the Company had total revenues of $8,851,000 and total operating expenses of $8,863,000. The Company had net income of $28,000 or $.01 per share for the three months ended March 31, 1998, after providing for income taxes of $39,000. The Company had a net loss of $40,000 or $(.01) per share for the three months ended March 31, 1997, but no income taxes were due for the 1997 period since the Company was operated as an LLC at that time and income taxes were paid by its members.

For the three months ended March 31, 1998, operating expenses consisted of salaries and benefits of $10,649,000, food, medical and other supplies of $968,000, other operating expenses (including rent of $655,000) of $2,467,000, and corporate, general and administrative expenses of $649,000. In addition, income from operations was reduced by minority interest of $90,000 and interest expense of $167,000.

Revenues in the 1998 period increased over the 1997 period by $6,206,000 or 71%, largely as a result of the acquisitions during May 1997 and July 1997. Of the total increase, $6,159,000 pertained to the nursing homes and healthcare businesses acquired and $47,000 was from increased rates, mix changes and lower occupancy (1.5% decrease) in the existing nursing facilities.

Operating expenses in the 1998 period increased over the 1997 period by $5,870,000 or 66%, largely as a result of the acquisitions noted above. Of the total cost increase, $5,844,000 pertained to the nursing homes and healthcare businesses acquired and $26,000 was from increased existing-facility and corporate, general and administrative costs. The increase in existing nursing home costs was attributable to higher salaries and benefits including additional nursing, dietary, and housekeeping staffing (as a result of higher occupancy and wage increases), higher therapy costs and occupancy-driven higher operating expenses. Minority interest increased by $90,000 on the joint ventures acquired in fiscal 1998; interest expense increased by $139,000 mostly as a result of the new mortgage on the facilities acquired in July.
                                                                        Page 10.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Income taxes were provided in the 1998 period on pre-tax income of $67,000; the combined federal and state effective tax rate was 58%. No income taxes were provided in the 1997 period since the Company was operated as an LLC at that time.

RESULTS OF OPERATIONS
NINE MONTHS ENDED MARCH 31, 1998 ("1998 PERIOD")
VS. NINE MONTHS ENDED MARCH 31, 1997 ("1997 PERIOD")

For the nine months ended March 31, 1998, the Company had total revenues of $43,246,000 and total operating expenses of $41,982,000. For the nine months ended March 31, 1997, the Company had total revenues of $26,298,000 and total operating expenses of $26,008,000.

The Company had net income of $518,000 or $.13 per share for the nine months ended March 31, 1998, after providing for income taxes of $309,000. The Company had net income of $192,000 or $.06 per share for the nine months ended March 31, 1997, but no income taxes were due for the 1997 period since the Company was operated as an LLC at that time and income taxes were paid by its members. On a pro forma basis, had income taxes been provided in 1997 at a rate of 38%, net income would have been $119,000 ($.04 per common share).

For the nine months ended March 31, 1998, operating expenses consisted of salaries and benefits of $31,288,000, food, medical and other supplies of $3,215,000, other operating expenses (including rent of $1,959,000) of $5,848,000, and corporate, general and administrative expenses of $1,631,000. In addition, income from operations was reduced by minority interests of $117,000 and interest expense of $600,000. Other income of $280,000 was recorded on the sale of the bed license in November, 1997.

Revenues in the 1998 period increased over the 1997 period by $16,948,000 or 64%, largely as a result of the acquisitions during May 1997 and July 1997. Of the total increase, $16,230,000 pertained to the nursing homes and healthcare businesses acquired and $718,000 was from increased rates, mix changes and higher occupancy (2% increase) in the existing nursing facilities.

The Company collected $102,000 in excess of the net carrying value of accounts receivable purchased in connection with the Greenwood and Highland acquisitions. Since the Company has collected more than originally recorded for these purchased AR such amount has been included in other revenue.




                                                                        Page 11.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses in the 1998 period increased over the 1997 period by $15,974,000 or 61%, largely as a result of the acquisitions noted above. Of the total cost increase, $15,022,000 pertained to the nursing homes and healthcare businesses acquired and $952,000 was from increased existing-facility and corporate, general and administrative costs. The increase in existing nursing home costs was attributable to higher salaries and benefits including additional nursing, dietary, and housekeeping staffing (as a result of higher occupancy and wage increases), higher therapy costs and occupancy-driven higher operating expenses. Minority interest increased by $117,000 on the joint ventures acquired in fiscal 1998; interest expense increased by $502,000 mostly as a result of the new mortgage on the facilities acquired in July.

Income taxes were provided in the 1998 period on pre-tax income of $827,000; the combined federal and state effective tax rate was 37%. No income taxes were provided in the 1997 period since the Company was operated as an LLC at that time.

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

In July 1997, the Company borrowed $6.8 million in connection with the acquisition of land, buildings, bed licenses and operating assets of the two nursing homes acquired. Interest is payable at 10% over the 20 year term of the mortgage. In connection with the acquisitions, the Company also obtained an operating subsidy of $2.5 million to be received over five years. As noted above, some of the bed licenses acquired were sold for $1,550,000 in November 1997.

In August 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which is secured by its accounts receivable and other assets. In November, 1997 this line of credit was utilized with a borrowing of $1,000,000 which was repaid after the sale of bed licenses. In March $400,000 was borrowed for working capital purposes; $200,000 of this was repaid in April, 1998; $1,600,000 was available at March 31, 1998.



                                                                        Page 12.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On October 14, 1997 the Company loaned $757,000 to its Chief Executive Officer and principal stockholder in order for him to pay personal income taxes due as a result of the reorganization of entities under common control (i.e., the Company's IPO). There was no cash compensation paid to him as part of the reorganization. The borrowing was evidenced by a 9% interest earning note receivable on which payments were made on December 26 ($157,000) and December 31 ($300,000) to reduce the note to $300,000, which remained outstanding as of December 31, 1997. Interest on the note (amounting to $14,500) was paid in full through December 31, 1997. Subsequently, an additional $150,000 was repaid on February 3, 1998 leaving a balance of $150,000, plus accrued interest of $4,549 at March 31, 1998.

During the nine months ended March 31,1998, the Company expended approximately $106,000 in capital improvements at its leased Facilities. Any capital improvements made to the Facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system. During the nine months ended March 31, 1998 the Company expended $191,000 for capital improvements at its owned facilities, of which $134,000 was funded by the mortgagor under the terms of the mortgage.

The Company has recorded $272,000 of investments in joint ventures (of which $48,000 was paid through March 31, 1998) which began operations in 1997 and became profitable in 1997; positive cash flow is expected in 1998.

The Company's profitable ancillary businesses grew by approximately 31% from 1997 to 1998.

At March 31, 1998, the Company had cash and cash equivalents of $1,542,000, receivables of $10,450,000, inventories of $506,000, prepaid expenses and other current assets of $766,000, and a note receivable from its principal stockholder of $155,000. Receivables including estimated third-party payer settlements increased by $3,631 ,000 since June 30, 1997 due mostly to the nursing homes acquired in July and generally higher rates in effect.

Working capital at March 31, 1998 was $3,502,000 as compared with working capital of $287,000 at June 30, 1997. The principal reasons for the increase are profitable operations in the first nine months, the bed licenses sold, and the operating subsidy receivable obtained in connection with the nursing home acquisitions. Current liabilities at March 31, 1998 consist principally of trade accounts payable, estimated third-party payor settlements due Medicare and Medicaid, current portion of notes and capital leases payable, accrued payroll and related taxes, income taxes, and other accrued expenses.



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


Item 1.  Legal Proceedings
                                                           NONE

Item 2.  Change in Securities
                                                           NONE

Item 3.  Defaults Upon Senior Securities
                                                           NONE

Item 4.  Submission of Matters to a Vote of Security Holders
                                                           NONE

Item 5.  Other Information

The Company was advised by The NASDAQ Stock Market, Inc. on February 26 & 27, 1998 that it was not in compliance with new net tangible asset requirements and new market value of public float requirements both of which became effective February 23, 1998. The Company is required to have net tangible assets of $4,000,000; as of March 31, 1998 the Company had net tangible assets of $4,025,000. The Company is required to have a value of public float of $5,000,000; the value of public float at close of trading on May 11, 1998 ($3.00 per share) is $4,059,000. The Company is pursuing remedies to the public float requirement and has requested an extension of time from NASDAQ which has been granted.

Item 6.  Exhibits and Reports on Form 8-K
                                                           NONE


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    /s/ Jack Friedler
                                    -------------------------------------------
                                    (Jack Friedler, Chief Executive Officer)
                                    (Duly Authorized Officer)

                                    /s/ Harry Dermer
                                    -------------------------------------------
                                    (Harry Dermer, President)
                                    (Duly Authorized Officer)

Date      May 13, 1998              /s/ Thomas E. Dybick
      --------------------          -------------------------------------------
                                    (Thomas E. Dybick, Chief Financial Officer)
                                    (Principal Financial Officer)


                                                                        Page 15.