Form 10-K
period 1998-06-30
LEXINGTON HEALTHCARE GROUP INC
filed 1998-09-28
CIK 1026348

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            [ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended JUNE 30, 1998

                                       OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22261

                        LEXINGTON HEALTHCARE GROUP, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                   06-1468252
 (State or other jurisdiction of         (I.R.S. Employer Identification No.)
  incorporation or organization)

1577  NEW BRITAIN AVENUE, FARMINGTON, CONNECTICUT            06032
    (Address of principal executive office)                (Zip Code)

        Registrant's telephone number, including area code (860) 674-2700

           Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                     Name of each exchange on
                                               which registered

COMMON STOCK, $.01 PAR VALUE                NASDAQ SMALL CAP MARKET

           Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sales price on September 23, 1998, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was $1,395,000.

                        LEXINGTON HEALTHCARE GROUP, INC.

                                Table of Contents

                                                                                                  Page No.
                                                                                                  --------
Part I
    Item 1.       Business                                                                            3
    Item 2.       Properties                                                                          6
    Item 3.       Legal Proceedings                                                                   7
    Item 4.       Submission of Matters to a Vote of Security Holders                                 7

Part II
    Item 5.       Market for Registrant's Common Equity and Related
                    Stockholder Matters                                                               8
    Item 6.       Selected Financial Data                                                             9
    Item 7.       Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                        10
    Item 8.       Financial Statements and Supplementary Data                                    15, F1-F20
    Item 9.       Changes in and Disagreements with Accountants on Accounting
                    and Financial Disclosure                                                         16

Part III
    Item 10.      Directors and Executive Officers of the Registrant                                 16
    Item 11.      Executive Compensation                                                             18
    Item 12.      Security Ownership of Certain Beneficial Owners and Management                     19
    Item 13.      Certain Relationships and Related Transactions                                     20

Part IV
    Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                  22

                                     Part I

Item 1. Business

Lexington Healthcare Group, Inc. has three wholly-owned subsidiaries: Balz Medical Services, Inc.("BALZ"), Professional Relief Nurses, Inc.("PRN"), and Lexington Highgreen Holding, Inc. (collectively, the "Company"). The Company also controls three joint ventures: Lexicon Pharmacy Services, L.L.C., Lexicore Rehab Services, L.L.C. and Behavioral Rehab Services which began operations during the fiscal year ended June 30, 1998.

The Company is a long-term and subacute care provider, which operates six nursing home facilities (the "Facilities") with a total of 853 licensed beds in the State of Connecticut. The Facilities provide a broad range of healthcare services, including nursing care, subacute care (including rehabilitation therapy), and other specialized services (such as care to Alzheimer's patients). The Company's strategy in healthcare is to integrate the main disciplines of nursing, pharmacy, social services and other therapies under one program.

In addition, the Company manages one nursing home (the "Managed Facility"), Oak Island Skilled Nursing Center ("Oak Island") in Massachusetts, pursuant to a management agreement; this is a non-affiliated facility.

The Facilities and the Managed Facility service two basic patient populations: the traditional geriatric patient population and the population of subacute care patients with higher acuity disorders who require more complex and intensive medical services. Subacute care patients generally require more rehabilitative therapy and are residents for a shorter period of time than traditional geriatric patients. An important part of the Company's strategy is to achieve high occupancy and a favorable payor mix by offering specialty medical services. The Facilities have an occupancy rate of approximately 91% as of August 31, 1998. The Company operates a dedicated subacute unit within two of the Facilities, in addition to providing subacute services in each of the other Facilities.

The Company believes that the demand for long-term care and specialty medical services will increase substantially over the next decade due primarily to favorable demographic trends, advances in medical technology and emphasis on healthcare cost containment. At the same time, government restrictions and high construction and start-up costs are expected to limit the supply of long-term care facilities and home care agencies. In addition, the Company anticipates that recent trends toward industry consolidation will continue and will provide future acquisition opportunities.

The Company completed an initial public offering of its shares (the "Offering") in May 1997 during which 1,125,000 shares of common stock and 1,940,625 common stock purchase warrants were issued, resulting in net proceeds to the Company of $4.1 million. Upon completion of the Offering the Company became the successor to Lexington Health Care Group, LLC, a limited liability company ("LLC"), and the members of LLC exchanged their membership interests in LLC for shares of the Company's Common Stock representing a combined 59.7% ownership of the Company.

In May 1997 the Company acquired all of the capital stock of BALZ Medical Services, Inc. ("BALZ") and also of Professional Relief Nurses, Inc. ("PRN") from the shareholders of BALZ and PRN simultaneously with the closing of the Offering.

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

PRN provides skilled nursing services to persons at home. PRN's personnel include (i) registered nurses, who provide a broad range of nursing care services, including skilled observation and assessment and intravenous therapy;
(ii) licensed practical nurses who perform, under the supervision of a registered nurse, technical nursing procedures; (iii) physical and rehabilitation therapists and (iv) certified nurses aides, who, under the supervision of a nurse, provide health-related services and personal care. PRN has begun to operate as a nursing pool agency whereby it supplies nurses and other skilled personnel to hospitals, affiliated and non-affiliated nursing homes and other home healthcare agencies on a temporary basis.

On July 1, 1997, Lexington Highgreen Holding, Inc. purchased substantially all of the assets of two skilled nursing facilities, Greenwood Health Center and Highland Acres Extend-a-Care Center from Beverly Enterprises, Inc. ('Beverly"). All real estate, property, fixed and substantially all operating assets of the nursing homes were acquired for a purchase price of approximately $6.8 million which was financed by a mortgage on the real estate from Nationwide Health Properties, Inc., the previous lessor to Beverly.

In August, 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which is secured by its accounts receivable and other assets; this line of credit expires on November 30, 1998. As of September 23, 1998, $200,000 was borrowed against this line of credit.

The Company has continued to develop its fully-integrated health network including marketing medical products and supplies, rehabilitative services, institutional pharmaceutical services and nursing services to affiliated and non-affiliated nursing homes and hospitals, as well as patients at home. As part of that strategy, the Company has formed three joint venture companies as follows:

      On October 15, 1997 Lexicore Rehab Services, L.L.C. began operations as a 50% owned joint venture with Core Rehab Management, L.L.C. The joint venture is controlled by the Company and the results of its operations from inception are included in the Company's consolidated financial statements with appropriate recognition of minority interest. Lexicore is presently serving the Company's nursing homes and PRN with further expansion plans underway in Connecticut and Massachusetts.

      On December 1, 1997 Lexicon Pharmacy Services, L.L.C. began operations as a 70% owned joint venture with Pharmacy Corporation of America. The joint venture is controlled by the Company and the results of its operations from inception are included in the Company's consolidated financial statements with appropriate recognition of minority interest. Lexicon is presently serving the Company's nursing homes, six unaffiliated nursing homes and has further expansion plans now underway in Connecticut and Massachusetts.

      On March 9, 1998 the Company announced the formation of Behavioral Rehab Services, a joint venture with Pioneer Healthcare, to develop and provide psychological services to residents in nursing homes, initially in Connecticut, with future expansion plans throughout the United States. Behavioral Rehab has begun operations and is currently serving seven nursing homes, but no significant revenues were recorded through June 30, 1998

On August 10, 1998 the Company announced that it had signed a letter of intent to acquire five skilled nursing facilities located in Connecticut from Sun Healthcare Group, Inc. The five homes are located in Bloomfield, Danbury, Torrington, and Westport and have approximately 600 skilled nursing beds. Negotiations, applications for regulatory approvals and due diligence reviews for the acquisition of these facilities continue although there can be no assurance that these acquisitions will actually be implemented.

In a separate development, the Company also stated on August 10, 1998 that previously-announced plans to acquire a nursing facility in Braintree, MA were terminated when the owner, Pioneer Healthcare moved the operation into Chapter 7 reorganization and closed the facility prior to obtaining regulatory approvals for the sale to Lexington Healthcare Group.

As of August 31, 1998 the Company had approximately 1,294 full and part-time employees, of which approximately 44% were covered by collective bargaining agreements.

Lexington Healthcare Group, Inc. was incorporated on February 23, 1996. Prior to its initial public offering, the Company had operated as Lexington Health Care Group, LLC, a limited liability company that was formed on March 8, 1995 and commenced operations on July 1, 1995. The Company's principal offices are located at 1577 New Britain Avenue, Farmington, Connecticut 06032 and its telephone number is (860) 674-2700.

Item 2. Properties

The following properties are leased.

                                                                                                          APPROXIMATE SQ.
LOCATION                                                                            USE                    FT. OCCUPIED
--------                                                                            ---                    ------------
Bentley Gardens                                                                Nursing Home                   21,500
31 Terrace Avenue, West Haven, CT 06516-2698

Country Manor                                                                  Nursing Home                   27,000
64 Summit Road, Prospect, CT 06712-7060

Fairfield Manor                                                                Nursing Home                   55,000
23 Prospect Street, Norwalk, CT 06850-3798

Pond Point                                                                     Nursing Home                   27,000
60 Platt Street, Milford, CT 06460-7697

Professional Relief Nurses, Inc.                                             Nursing Services
800 Plaza Middlesex, Middletown, CT 06457                                                                      3,000
80 Phoenix Avenue, Waterbury, CT 06702                                                                         1,400
560 Saw Mill Road, West Haven, CT 06516                                                                        1,300

Balz Medical Services, Inc.                                                      Ancillary                     9,350
362 Industrial Park Road, Middletown, CT 06457                               Services/Products

Lexington Healthcare Group, Inc.                                             Corporate Offices                 4,500
1577 New Britain Avenue, Farmington, CT 06032


The following properties are owned.


                                                                                                          APPROXIMATE SQ.
LOCATION                                                                            USE                    FT. OCCUPIED
--------                                                                            ---                    ------------
Greenwood Health Center                                                        Nursing Home                   53,000
5 Greenwood Street, Hartford, CT 06106

Highland Acres Extend-a-Care Center                                            Nursing Home                   20,500
108 East Lake Street, Winsted, CT  06098

Management considers its properties to be well maintained and sufficient for its present operations.

Item 3. Legal Proceedings


On July 31, 1998, Suzanne Nettleton, the former President and Administrator of Professional Relief Nurses, Inc., the Company's home care subsidiary, initiated a lawsuit against Lexington Healthcare Group, Inc., Professional Relief Nurses, Inc. (PRN), and Jack Friedler, the Company's Chairman and CEO, in connection with her termination as President of PRN. The suit alleges breach of contract and wrongful discharge against the Company. The Company will vigorously defend the suit on behalf of itself, PRN and Mr. Friedler; it believes that Ms. Nettleton breached the contract, failed to perform in good faith and was therefore terminated. At this time, it is not possible to estimate the final cost to the Company to resolve this matter. However, with the intention of avoiding the expenses of protracted litigation, the Company has entered into settlement negotiations.

The Company has received notice of lawsuits initiated by Sundance Rehabilitation Corporation in early July 1998 against three of its nursing homes for payment of invoices for therapy services rendered. In total, the amounts claimed by Sundance Rehabilitation is $625,000 which amounts have been recorded appropriately on the Company's books, but remain unpaid. As mentioned in Item 1 above, on August 10, 1998 the Company announced that it had signed a letter of intent to acquire five skilled nursing facilities from Sun Healthcare Group, Inc., the parent of Sundance Rehabilitation. Management believes Sun Healthcare Group will defer the collection proceedings until the closing of the nursing home acquisitions.

The Company is involved in other legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company.


Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Lexington Healthcare Group, Inc.'s common stock, $.01 par value, was traded on the National Market System of the NASDAQ Stock Market. Effective on July 16, 1998, the Company's stock trading was moved from the NASDAQ National Market to The NASDAQ Small Cap Market because the Company did not meet certain new criteria for continued trading on the National Market

The following table presents its high and low market prices, and dividend information since trading began on May 14, 1997.

                Quarterly Common Stock Price Ranges and Dividends


    Quarter            High               Low                 Dividend
    -------            ----               ---                 --------
    FY 1997
      4th              8 1/4             5 1/2                  $-0-
    FY 1998
      1st                7                 3                    $-0-
      2nd             3 15/16            2 5/8                  $-0-
      3rd                4               2 7/8                  $-0-
      4th             3 7/16             2 1/2                  $-0-

Lexington Healthcare Group, Inc.'s common stock purchase warrants entitle the holder to purchase one share of common stock at a price of $6.00 per share from May 14, 1997 through May 13, 2003. Trading in the Company's warrants was also moved to The NASDAQ Small Cap Market on July 16, 1998 as discussed above.

The following table presents its high and low market prices since trading began on May 14, 1997.

                   Quarterly Common Stock Warrant Price Ranges

    Quarter            High               Low
    -------            ----               ---
    FY 1997
      4th              3 3/8             1 1/2
    FY 1998
      1st              3 1/4              7/8
      2nd             1 5/16              5/8
      3rd              27/32              1/4
      4th              17/32              1/4


The Company has not paid dividends to date and has no present intention of paying any dividends on its Common Stock in the foreseeable future, as it intends to reinvest profits, if any, in the development and expansion of its business.

The number of shareholders of record for the Company's common stock as of September 1, 1998 was 30; the Company believes that its shares are beneficially owned by over 500 individuals.

On September 23, 1998, the closing price of the Company's common stock was $1.03.

Item 6. Selected Financial Data

                                                                                  Year ended June 30,
                                                                        1998               1997               1996
                                                                        ----               ----               ----
                                                                      (Amounts in Thousands, Except Per Share Data)
Statement of Operations Data
    Net revenues                                                      $ 58,252           $ 35,900           $ 33,641
    Operating costs and expenses                                       (58,248)           (36,241)           (33,180)
    Other income                                                           280                 --                 --
                                                                      ----------------------------------------------
    Income (loss) before income taxes and minority interest                284               (341)               461
    Provision for (benefit from) income taxes*                              30                (66)               195
    Minority interest                                                     (224)                --                 --
                                                                      ----------------------------------------------
    NET INCOME (LOSS)*                                                $     30           $   (275)          $    266
                                                                      ========           ========           ========

    Basic earnings (loss) per common share*                           $    .01           $   (.10)          $    .11
                                                                      ========           ========           ========

Balance Sheet Data
    Cash and cash equivalents                                         $    831           $  1,000           $    212
    Working capital (deficiency)                                         3,074                287             (2,381)
    Total Assets                                                        25,613             15,432              9,614
    Short-term borrowings                                                  398                 49              2.580
    Total long-term debt excluding current maturities                    7,424                107                102
    Total stockholders equity                                         $  6,383           $  6,395           $    487


* Historical or pro forma, as applicable. In 1996, Lexington Healthcare Group was a limited liability company (LLC) and as such, it was the obligation of the individual members of the LLC to report their proportionate share of taxable income. Pro forma taxes are provided as if LLC had been subject to tax as a regular corporation.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

During the fiscal year ended June 30, 1998, the Company expanded its nursing home operations with two additional facilities, formed and began operating three healthcare joint venture companies, and initiated plans to acquire five additional nursing homes, which plans were announced in August 1998.

In the previous fiscal year the Company had reorganized its capital structure and completed an initial public stock offering (the "Offering") which raised net proceeds of approximately $4.1 million. In connection with the Offering, the Company acquired two businesses in the healthcare field, BALZ and PRN.

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

The Company's operating strategy is to increase nursing home profitability levels, through aggressive marketing and by offering rehabilitation therapies and other specialized services; adhere to strict cost standards at the Facility level while providing effective patient care and containing corporate overhead expenses; and become a fully integrated health network whereby the Company will increase marketing of medical products and supplies, rehabilitative services, institutional pharmaceutical services and nursing services to affiliated and non-affiliated nursing homes and hospitals, as well as patients at home.

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

YEAR 2000 DISCLOSURE

The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation.

The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

RESULTS OF OPERATIONS
YEAR ENDED JUNE 30, 1998 ("1998 PERIOD") VS. YEAR ENDED JUNE 30, 1997 ("1997 PERIOD")

The 1998 period includes the operating results of six nursing facilities and of the acquired subsidiaries, BALZ and PRN, for a full year and of the newly formed joint ventures since inception, but only for part of the year. The 1997 period results include the results of operations of four nursing facilities and of the acquired subsidiaries, BALZ and PRN, since their acquisition on May 15, 1997.

For the year ended June 30, 1998, the Company had total revenues of $58,252,000 and total operating expenses of $58,248,000. These expenses consisted of salaries and benefits of $42,823,000, food, medical and other supplies of $4,077,000, other operating expenses (including rent of $2,623,000) of $8,685,000, corporate, general and administrative expenses of $1,871,000, and interest expense of $792,000. Other income of $280,000 was recorded on the sale of the bed license in November 1997. The Company had income before income taxes and minority interest of $284,000 and net income of $30,000 for the year ended June 30, 1998.

Revenues in the 1998 period increased over the 1997 period by $22,352,000 or 62%, largely as a result of the acquisitions during May 1997 and July 1997. Of the total change, an increase of $22,491,000 pertained to the nursing homes and healthcare businesses acquired, but in the existing nursing facilities there was a net decrease of $139,000 due to Medicaid and Medicare rate and settlement adjustments and mix changes. In 1998 private pay and Medicaid occupancy increased approximately 1% each over 1997, while in the same period Medicare occupancy decreased approximately 2%. Overall, occupancy in those facilities remained essentially unchanged.

Revenue received under cost reimbursement agreements is subject to audit and retroactive adjustment by third-party payors. Provisions for estimated adjustments are reflected in patient service revenue. Differences between estimated adjustments and final settlements are recorded in the year of settlement. The Company has recorded reductions in patient service revenue of $699,000 and $45,000 during the years ended June 30, 1998 and 1997, respectively, in connection with adjustments of previously recorded estimated settlements. As shown below, prior year Medicaid interim rates were audited and settled in 1998 resulting in revenue reductions of $584,000; net Medicare reductions of $115,000 were also recorded as a result of Medicare's desk reviews and amended cost reports:

                                  Impact of rate settlements
            Year                 Medicaid             Medicare
            ----                 --------             --------
            1996                $(273,000)           $(115,000)
            1997                 (311,000)                -


The Company collected $102,000 in excess of the net carrying value of accounts receivable purchased in connection with the Greenwood and Highland acquisitions. Since the Company has collected more than originally recorded for these purchased accounts receivable, such amount has been included in other revenue.

Operating expenses in the 1998 period increased over the 1997 period by $22,007,000 or 61%, largely as a result of the acquisitions noted above. Of the total cost increase, $21,168,000 pertained to the nursing homes and healthcare businesses acquired and $225,000 was from increased existing-facility and corporate, general and administrative costs. Interest expense increased by $614,000 mostly as a result of the new mortgage on the facilities acquired in July 1997.

Income taxes were provided in the 1998 period on income before income taxes and minority interest of $284,000; the combined federal and state effective tax rate was 11%. A benefit from income taxes was provided in the 1997 period since the Company reported a loss for that period.

RESULTS OF OPERATIONS
YEAR ENDED JUNE 30, 1997 ("1997 PERIOD") VS. YEAR ENDED JUNE 30, 1996 ("1996 PERIOD")

The 1997 period results include the nursing facility operations for a full year. The Company has recorded a reduction in patient service revenue of $45,000 during the year ended June 30, 1997 in connection with estimated Medicare and Medicaid settlements.. The results of operations of the acquired subsidiaries, BALZ and PRN, are included in operations since acquisition on May 15.

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

Expenses in the 1997 period increased over the 1996 period by $3,061,000 or 9.2 %. $2,464,000 of this increase was a result of increased costs in the nursing facilities and $597,000 is due to additional costs from subsidiaries acquired. The major increase in nursing home costs were for higher salaries and benefits including additional nursing, dietary, and housekeeping staffing (as a result of higher occupancy and union and non-union wage increases of approximately 4%), higher therapy costs and occupancy-driven higher operating expenses in housekeeping, laundry, and nursing.

RESULTS OF OPERATIONS
FOR THE PERIOD FROM JULY 1, 1995 ("COMMENCEMENT OF OPERATIONS") TO JUNE 30, 1996

The Company had total revenues of $33,641,000 for the year ended June 30, 1996. The Company had total expenses of $33,180,000 for the year ended June 30, 1996. These expenses consisted of salaries and benefits of $24,839,000, food, medical and other supplies of $2,065,000, other operating expenses (including rent of $2,468,000) of $4,896,000, corporate, general and administrative expenses of $1,126,000 and interest expense of $254,000. The Company had net income of $461,000 and pro forma net income of $266,000 for the year ended June 30, 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company has primarily financed its operations through operating revenues, borrowings from banks, the prior operator of the Facilities and other private lenders including stockholders, by financing its accounts receivable, by a private placement of shares and warrants (subsequently rescinded), by a $2.5 million Medicaid overpayment from the State of Connecticut (repaid in full in four months in 1997), through a public offering of its common stock (the "Offering") which raised net proceeds of approximately $4.1 million and through the sale of bed licenses for $1.5 million. The net proceeds of the Offering were used to pay off remaining balances of previous borrowings, to fund the acquisition of PRN and, after providing for other business development plans, were added to the working capital of the Company. The net proceeds from the sale of the bed licenses were added to working capital.

Between October 1995 and July 1996, the Company borrowed an aggregate of $286,000 from Jack Friedler and Harry Dermer. $104,000 of such loan was repaid to Mr. Friedler in August 1996. In May 1997 Mr. Friedler loaned $100,000 to the Company in connection with the reacquisition of shares from a private placement investor. Mr. Friedler's balance of $266,000 was then offset against loans due from Lexington House in May 1997. Mr. Friedler also instructed the Company to offset interest due him from the Company of $10,000 each during May and June 1997 against the Lexington House loan (which is discussed below). The Company paid Mr. Dermer $16,000 in July 1997 to liquidate his loan.

In July 1995, the Company entered into an agreement to manage the day-to-day business affairs of Lexington House, Inc., a nursing home with 67 licensed beds; Lexington House is owned by Jack Friedler and his wife. The Company made certain expenditures on behalf of Lexington House in anticipation that it would acquire Lexington House. Subsequently, the negotiations for the sale were terminated because the Company determined that such facility required too many capital improvements. As of June 30, 1997, Lexington House, Inc. was indebted to the Company in the amount of $290,000. Lexington House had agreed to a payment schedule of $10,000 per month.

During the year ended June 30, 1998, $23,000 was charged for management fees and costs, interest of $26,000 accumulated, and an additional $286,000 was advanced; $30,000 was repaid; the balance due at June 30, 1998 was $595,000. In July 1998 an additional $50,000 was advanced. The total, with accumulated unpaid interest, amounted to $649,000 as of July 31, 1998.

During September 1998, the balance of $649,000 was formalized into an 8% interest bearing promissory note from Jack Friedler with $15,000 monthly installments and a balloon payment of the remaining balance due May 31, 1999. As security for the note, Mr. Friedler has pledged the right to receive a $15,000 monthly payment and also pledged 600,000 of his shares of the common stock of the Company. As a result, the entire balance of this note is classified as a current asset in the accompanying consolidated balance sheet.

During the years ended June 30, 1998, 1997 and 1996, the Company expended approximately $112,000, $290,000 and $462,000, respectively, in capital improvements to the leased facilities. Any capital improvements made to these facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system. During the year ended June 30, 1998 the Company expended $231,000 for capital improvements at its owned facilities which was funded by the mortgagor under the terms of the mortgage.

In July 1997, the Company borrowed $6.8 million in connection with the acquisition of land, buildings, bed licenses and operating assets of two nursing homes. Interest is payable at 10% over the 25 year term of the mortgage. In connection with the acquisitions, the Company also obtained from the former owner an operating subsidy of $2.5 million which was reduced by the Company's $1.3 million purchase of accounts receivable; the net balance is to be received over five years. As noted above, some of the bed licenses acquired were sold for $1.5 million.

On October 14, 1997 the Company loaned $757,000 to its Chief Executive Officer and principal stockholder in order for him to pay personal income taxes due as a result of the reorganization of entities under common control (i.e., the Company's IPO). There was no cash compensation paid to him as part of the reorganization. The borrowing was evidenced by a 9% interest earning note receivable on which payments were made on December 26 ($157,000), December 31 ($300,000), February ($150,000), and May 5, 1998 ($150,000). Interest on the
note of $20,000 was paid through December 31, 1997 and subsequently on May 5, 1998.

The Company has recorded $303,000 of investments in joint ventures (of which $48,000 was paid through June 30, 1998) which began operations and became profitable in fiscal 1998; positive cash flow is expected in fiscal 1999.

The Company's profitable ancillary businesses grew by approximately $8.7 million from 1997 to 1998.

At June 30, 1998, the Company had cash and cash equivalents of $831,000, receivables of $10,848,000, inventories of $777,000, prepaid expenses and other current assets of $533,000, and a note receivable from its principal stockholder of $595,000. Receivables including estimated third-party payer settlements increased by $4,346 ,000 since June 30, 1997 due mostly to the nursing homes acquired and generally higher rates in effect.

Working capital at June 30, 1998 was $3,074,000 as compared with working capital of $287,000 at June 30, 1997. The principal reasons for the increase are profitable operations in the joint ventures, the operating subsidy receivable obtained in connection with the nursing home acquisitions, and the bed licenses sold. Current liabilities at June 30, 1998 consist principally of trade accounts payable, estimated third-party payor settlements due Medicaid, current portion of notes and capital leases payable, accrued payroll and related taxes, income taxes, and other accrued expenses.

In August 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which matures on November 30, 1998 and is secured by its accounts receivable and other assets; borrowings under the line are also personally guaranteed by the Company's Chairman and President. In November 1997 this line of credit was utilized with a borrowing of $1,000,000 for working capital which was repaid after the sale of bed licenses. In March 1998 $400,000 was borrowed for working capital purposes; $200,000 of this was repaid in April, 1998; $1,800,000 was available at June 30, 1998.

Inflation has not had, nor is it expected to have, a material impact on the operations and financial condition of the Company.

FORWARD LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations of contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors.


Item 8. Financial Statements and Supplementary Data

         Index to Consolidated Financial Statements

         Reports of Independent Certified Public Accountants on Consolidated
                  Financial Statements as of June 30, 1998 and 1997 and for the Years Ended June 30, 1998, 1997 and 1996

         Financial Statements:

                  Consolidated Balance Sheets
                           June 30, 1998 and 1997

                  Consolidated Statements of Operations
                           Years Ended June 30, 1998, 1997 and 1996

                  Consolidated Statements of Changes in Stockholders' Equity
                           Years Ended June 30, 1998, 1997 and 1996

                  Consolidated Statements of Cash Flows,
                           Years Ended June 30, 1998,1997 and 1996

                  Notes to Consolidated Financial Statements

                        DISANTO BERTOLINE & COMPANY, P.C.
                         628 HEBRON AVENUE, BUILDING #3
                              GLASTONBURY, CT 06033






                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
  Lexington Healthcare Group, Inc.
  Farmington, Connecticut


We have audited the accompanying consolidated balance sheets of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 1998 and 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

We also audited the adjustment, to reflect the Company's reorganization described in Note B, that was applied to the 1996 consolidated financial statements. In our opinion, such adjustment is appropriate and has been properly applied.


DISANTO BERTOLINE & COMPANY, P.C.


Glastonbury, Connecticut
September 15, 1998

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Lexington Healthcare Group, Inc.
Farmington, Connecticut


We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows for the period from July 1, 1995 (commencement of operations) through June 30, 1996 of Lexington Healthcare Group, Inc. and subsidiary. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements enumerated above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows for the period from July 1, 1995 (commencement of operations) through June 30, 1996 of Lexington Healthcare Group, Inc. and subsidiary in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
October 18, 1996

With respect to Note J
November 5, 1996 and May 9, 1997

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1998 AND 1997




                                                                                         1998                 1997
                                                                                         ----                 ----
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                                         $   831,000          $ 1,000,000
   Accounts receivable - net of allowance for
     doubtful accounts of $346,000 and $180,000
     for 1998 and 1997, respectively                                                  10,848,000            6,421,000
   Estimated third-party payor settlements-Medicare                                      197,000                   --
   Estimated third-party payor settlements-Medicaid                                           --              278,000
   Note receivable-related party                                                         595,000              120,000
   Inventories                                                                           777,000              403,000
   Prepaid and other current assets                                                      533,000              418,000
                                                                                     -----------          -----------
            Total current assets                                                      13,781,000            8,640,000

PROPERTY, EQUIPMENT & LEASEHOLD IMPROVEMENTS, net                                      3,370,000              814,000

OTHER ASSETS
    Security deposits - related parties                                                2,337,000            2,282,000
    Residents' funds                                                                     206,000              161,000
    Goodwill, net of accumulated amortization of  $190,000 and
       $20,000 for 1998 and 1997, respectively                                         3,181,000            3,275,000
    Deferred tax asset                                                                    35,000               35,000
    Bed licenses - net of accumulated amortization of $116,000                         1,626,000                   --
    Operating subsidy receivable (less current portion of $104,000)                      701,000                   --
    Other assets, net                                                                    376,000               55,000
    Note receivable - related party                                                           --              170,000
                                                                                     -----------          -----------
                                                                                       8,462,000            5,978,000
                                                                                     -----------          -----------
                                                                                     $25,613,000          $15,432,000
                                                                                     ===========          ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
    Notes payable (current portion)                                                  $   296,000          $    17,000
    Accounts payable and accrued expenses                                              8,532,000            7,777,000
    Estimated third-party payor settlements-Medicaid                                   1,686,000                   --
    Estimated third-party payor settlements-Medicare                                          --              323,000
    Capital leases payable (current portion)                                             102,000               32,000
    Income taxes payable                                                                  91,000              204,000
                                                                                     -----------          -----------
            Total current liabilities                                                 10,707,000            8,353,000

OTHER LIABILITIES
    Notes payable (less current portion)                                               7,047,000               44,000
    Capital leases payable (less current portion)                                        377,000               63,000
    Residents' funds payable                                                             206,000              161,000
    Deferred rent                                                                        364,000              416,000
                                                                                     -----------          -----------
                                                                                       7,994,000              684,000
                                                                                     -----------          -----------
            Total liabilities                                                         18,701,000            9,037,000
                                                                                     -----------          -----------

COMMITMENTS AND CONTINGENCIES (Note N)

MINORITY INTERESTS                                                                       529,000                   --

STOCKHOLDERS' EQUITY
    Common stock, par value $.01 per share, authorized
    15,000,000 shares                                                                     41,000               41,000
    Additional paid-in capital                                                         6,126,000            6,168,000
    Retained earnings                                                                    216,000              186,000
                                                                                     -----------          -----------
            Total stockholders' equity                                                 6,383,000            6,395,000
                                                                                     -----------          -----------
                                                                                     $25,613,000          $15,432,000
                                                                                     ===========          ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996



                                                                        1998                  1997                   1996
                                                                        ----                  ----                   ----
REVENUES
    Net patient service revenue                                    $ 57,610,000           $ 35,536,000           $ 33,536,000
    Other revenue                                                       642,000                364,000                105,000
                                                                   ------------           ------------           ------------
            Total revenues                                           58,252,000             35,900,000             33,641,000


EXPENSES
    Facility operating expenses:
      Salaries and benefits                                          42,823,000             26,979,000             24,839,000
      Food, medical and other supplies                                4,077,000              2,689,000              2,065,000
      Other operating expenses                                        8,685,000              5,113,000              4,896,000
    Corporate, general and administrative expenses                    1,871,000              1,282,000              1,126,000
    Interest expense                                                    792,000                178,000                254,000
                                                                   ------------           ------------           ------------
            Total expenses                                           58,248,000             36,241,000             33,180,000
                                                                   ------------           ------------           ------------


    Income (loss) from operations                                         4,000               (341,000)               461,000

OTHER INCOME
      Gain on sale of bed licenses                                      280,000                     --                     --
                                                                   ------------           ------------           ------------

      Income (loss) before income taxes and minority interest           284,000               (341,000)               461,000

INCOME TAXES (Proforma in 1996)                                          30,000                (66,000)               195,000

MINORITY INTEREST IN INCOME OF CONSOLIDATED
     JOINT VENTURES                                                    (224,000)                    --                     --
                                                                   ------------           ------------           ------------

    Net income (loss) (Proforma in 1996)                           $     30,000           $   (275,000)          $    266,000
                                                                   ============           ============           ============

    Basic earnings (loss)  per common share (Proforma in 1996)     $       0.01           $      (0.10)          $       0.11
                                                                   ============           ============           ============


    Weighted average number of common shares outstanding              4,125,000              2,724,000              2,462,000
                                                                   ============           ============           ============

        The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996



                                                                     Common Stock         Additional
                                                     Members       Number                   Paid-in        Retained
                                                     Equity      of Shares      Amount      Capital        Earnings       TOTAL
                                                     ------      ---------      ------      -------        --------       -----
 Capital contribution                               $ 26,000             -      $     -    $        -     $       -     $   26,000

 Adjustment for reorganization of entities
      under common control (Note B)                  (26,000)    2,462,000       25,000         1,000             -              -

 Net income                                                -             -            -             -       461,000        461,000
                                                    ---------    ----------    ---------  ------------    ----------    -----------

 Balance, June 30, 1996                             $      -     2,462,000       25,000         1,000       461,000        487,000
                                                    =========

 Issuance of common stock for legal services
   rendered                                                        130,000        1,000        59,000             -         60,000

 Issuance of common stock in connection with the
     acquisition of BALZ                                           300,000        3,000     1,497,000             -      1,500,000

 Issuance of common stock in connection with the
     acquisition of PRN                                            108,000        1,000       539,000             -        540,000

 Issuance of common stock and warrants in connec-
     tion with initial public offering, net of
     issuance costs of $1,734,000                                1,125,000       11,000     4,072,000             -      4,083,000

 Net loss                                                                -            -             -      (275,000)      (275,000)
                                                                 ----------    ---------  ------------    ----------    -----------

 Balance, June 30, 1997                                          4,125,000       41,000     6,168,000       186,000      6,395,000

 Additional costs of issuance                                                                 (42,000)                     (42,000)

 Net income                                                                                                  30,000         30,000
                                                                 ----------    ---------  ------------    ----------    -----------

 Balance, June 30, 1998                                          4,125,000     $ 41,000   $ 6,126,000     $ 216,000     $6,383,000
                                                                 ==========    =========  ============    ==========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996




                                                                                      1998               1997            1996
                                                                                      ----               ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                               $    30,000      $  (275,000)     $   461,000
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                  569,000          110,000           47,000
        Minority interest in income of consolidated subsidiaries                       224,000               --               --
        Provision for doubtful accounts                                                166,000          105,000           75,000
        Benefit from deferred taxes                                                         --          (97,000)              --
        Loss on disposal of assets                                                      27,000               --               --
        (Decrease) increase in deferred rent                                           (52,000)         (52,000)         468,000
        Gain on sale of bed licenses                                                  (280,000)              --               --
        Changes in operating assets and liabilities:
          Increase in estimated third-party payor settlements--Medicaid and
           Medicare, net                                                             1,444,000           46,000               --
          Increase in accounts payable and accrued expenses                            752,000        1,099,000        5,814,000
          Increase in organization costs                                                    --               --          (70,000)
          (Decrease) increase in due to related parties, net                                --         (291,000)         189,000
          (Decrease) increase  in income taxes payable                                (113,000)         204,000               --
          Increase in prepaid and other current assets                                (115,000)        (341,000)         (65,000)
          Increase in inventories                                                     (274,000)        (240,000)         (94,000)
          (Increase) decrease in other assets                                         (417,000)          85,000               --
          (Increase) decrease in accounts and operating subsidy receivable          (3,046,000)         282,000       (5,660,000)
                                                                                   -----------      -----------      -----------
            Net cash provided by (used in) operating activities                     (1,085,000)         635,000        1,165,000
                                                                                   -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Proceeds from sale of bed licenses                                               1,550,000               --               --
    Repayments of note receivable - related party                                      787,000               --               --
    Cash paid for businesses acquired                                                       --       (1,434,000)              --
    Increase in security deposits - related parties                                    (55,000)              --       (2,282,000)
    Increase in goodwill on  purchase of subsidiary                                    (75,000)              --               --
    Acquisition of property, equipment and leasehold improvements                     (681,000)        (285,000)        (346,000)
    Disbursements on note receivable - related party                                (1,092,000)        (162,000)        (394,000)
                                                                                   -----------      -----------      -----------
            Net cash provided by (used in)  investing activities                       434,000       (1,881,000)      (3,022,000)
                                                                                   -----------      -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds of short term borrowings and Beverly receivables                          400,000          500,000        3,527,000
    Minority investment in consolidated joint ventures                                 305,000               --               --
    Proceeds from mortgage note                                                        231,000               --               --
    Proceeds from issuance of common stock, net                                             --        4,143,000           26,000
    Decrease (increase) in deferred registration costs                                      --          198,000         (131,000)
    Proceeds of notes payable to officers                                                   --          100,000          392,000
    Financing costs                                                                         --               --          (47,000)
    Repayment of notes payable to officers                                             (29,000)        (110,000)        (106,000)
    Stock registration costs                                                           (42,000)              --               --
    Repayments of mortgage and term notes payable                                      (88,000)              --               --
    Repayments of capital lease obligations                                            (95,000)         (34,000)         (19,000)
    Repayment of short-term borrowing                                                 (200,000)      (2,763,000)      (1,573,000)
                                                                                   -----------      -----------      -----------
            Net cash provided by financing activities                                  482,000        2,034,000        2,069,000
                                                                                   -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (169,000)         788,000          212,000

CASH AND CASH EQUIVALENTS, beginning of year                                         1,000,000          212,000               --
                                                                                   -----------      -----------      -----------

CASH AND CASH EQUIVALENTS, end of year                                             $   831,000      $ 1,000,000      $   212,000
                                                                                   ===========      ===========      ===========

       The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                FOR THE YEARS ENDED JUNE 30, 1998, 1997 AND 1996




                                                                            1998             1997               1996
                                                                            ----             ----               ----
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
          Interest                                                      $  789,000        $   176,000         $217,000
          Income taxes                                                     145,000                 --               --

    Non-cash investing and financing activities:

          Certain assets acquired through assumption of mortgage
             note payable                                               $6,863,000        $        --         $     --
          Equipment and leasehold improvements acquired through
             assumption of notes payable and capital leases                555,000                 --          148,000
          Accounts payable financed by short-term borrowings                    --                 --          313,000
          Deferred registration costs accrued                                   --                 --           67,000
          Common stock issued in connection with legal services
              recorded as cost of issuance                                      --             60,000               --
          Offset of note payable - officers/stockholders against
              note receivable - related party                                   --            266,000               --

    Details of businesses acquired was as follows:
           Fair value of assets acquired                                $       --        $ 4,788,000         $     --
           Liabilities assumed                                                  --          1,314,000               --
                                                                        ----------        -----------         --------
           Purchase price, net of cash received                                 --          3,474,000               --
           Common stock issued for acquired businesses                          --         (2,040,000)              --
                                                                        ----------        -----------         --------
           Net cash paid for acquired businesses                        $       --        $ 1,434,000         $     --
                                                                        ==========        ===========         ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lexington Healthcare Group, Inc. and all of its wholly-owned subsidiaries: Balz Medical Services, Inc. ("BALZ"), Professional Relief Nurses, Inc. ("PRN" ), and Lexington Highgreen Holding, Inc. (collectively, the "Company") as well as the accounts of the following joint ventures controlled by the Company: Lexicore Rehab Services, L.L.C. and Lexicon Pharmacy Services, L.L.C. All material intercompany balances and transactions have been eliminated in consolidation.

NATURE OF OPERATIONS

The Company is a long-term and subacute care provider, which operates six nursing home facilities at June 30, 1998 with 853 beds licensed by the State of Connecticut. The Company also provides medical supplies and durable medical equipment to nursing homes and provides health care services in the homes of its patients. In addition, the Company manages another nursing home pursuant to a management agreement (see Note K).

JOINT VENTURES

The Company has a 50% interest in Lexicore Rehab Services, L.L.C. ("Lexicore"), a Connecticut limited liability company, which was formed on September 11, 1997 to provide physical, occupational and speech therapy and other services to qualified health care facilities. The operating agreement provides for Lexicore to continue for an indefinite period of time, unless dissolved in accordance with the agreement. In addition, in accordance with the operating agreement, members are not personally liable for any debts or losses of Lexicore beyond their respective capital contributions. The agreement also stipulates that after making the initial capital contribution, no member shall be required to make any additional capital contributions.

The Company has a 70% interest in Lexicon Pharmacy Services, L.L.C. ("Lexicon"), a Delaware limited liability company, which was formed on October 31, 1997 to provide institutional pharmacy services to qualified health care facilities and the patients residing therein. The limited liability company agreement provides for Lexicon to continue until November 1, 2002, with earlier termination possible in the event of exercise by a member of an option to terminate or the occurrence of certain other events specified in the agreement. The agreement also stipulates that members are not personally liable for any debts or losses of Lexicon beyond their respective capital contribution and that no member shall be permitted or required to make any additional capital contributions, except as specifically provided in the agreement.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

JOINT VENTURES (CONTINUED)

In addition, the agreement contains a provision whereby the other member, Pharmacy Corporation of America ("PCA"), may at its sole option, contribute cash to Lexicon as preferred capital if funds in excess of the total capital contributions contributed by the members are reasonably required by Lexicon. PCA shall be entitled to a preferred return, as defined in the agreement, on its preferred capital contribution and on any unpaid preferred return for any prior fiscal year until repaid.

For financial reporting purposes, the assets, liabilities and earnings of these joint ventures have been included in the Company's consolidated financial statements. The other members' interest in the joint ventures has been recorded as minority interest.

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

REVENUE RECOGNITION

PATIENT SERVICE REVENUE

Revenues are recognized at the time the service is provided to the patient. A substantial amount of the Company's revenues are billed to third party payors, i.e., Medicaid, Medicare and others under the provisions of reimbursement formulas and regulations in effect.

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

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, the Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had cash equivalents of $141,000 at June 30, 1998 and $674,000 at June 30, 1997, consisting of overnight investments.

INVENTORIES

Inventories consisting of food, chemicals and supplies are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the equipment. Leasehold improvements are amortized over the remaining period of the respective leases or the estimated useful lives of the improvement, whichever is shorter.

Maintenance, repairs and minor renovations are charged to operations as incurred. Expenditures which substantially increase the useful lives of the related assets are capitalized.

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

Prior to the reorganization (see Note B), Lexington Healthcare Group, Inc. was a limited liability company ("LLC") and, as such, it was the obligation of the individual members of the LLC to separately report their proportionate share of the LLC's taxable income. Accordingly, the Company has not recognized a provision for income taxes for the year ended June 30, 1996. However, the 1996 consolidated statement of operations includes a pro forma adjustment for incomes taxes which would have been provided had LLC been subject to tax as a regular corporation.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE A - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING STANDARDS

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new management criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25 and accordingly, this pronouncement will not affect the Company's consolidated financial position or results of operations.

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", which requires a company to review the carrying value of long-lived assets and certain intangibles for impairment when events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Management believes that the adoption of SFAS No. 121 will not have a material adverse effect on the Company's consolidated financial statements.

EARNINGS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The objective of SFAS No. 128 is to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. It replaces the presentation of primary and fully-diluted EPS with a presentation of basic and diluted EPS. All prior period EPS data presented has been restated to conform with the provisions of this statement. There is no difference between basic and diluted EPS for all periods presented because there are no dilutive securities.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the current year presentation.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


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

The Company acquired all of the common stock of BALZ in exchange for 300,000 shares of common stock of the Company which were valued at $1,500,000 based on the price of the public offering.

The purchase price of PRN consisted of $1,620,000 payable in cash and the exchange of 108,000 shares of common stock of the Company which were valued at $540,000 based on the price of the public offering. Furthermore, prior to the acquisition, PRN distributed 100% of its net book value to its former stockholders; this book value was approximately $392,000. Certain adjustments have been made during the year ended June 30, 1998 to record $76,000 of additional liabilities assumed as a direct result of the purchase.

The acquisitions of BALZ and PRN have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $3,371,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The amount of goodwill amortization was $170,000 and $20,000 for the years ended June 30, 1998 and 1997, respectively.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996

NOTE B - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS
(Continued)


The purchase price was allocated as follows:

                                                           BALZ                 PRN
                                                           ----                 ---
            Working capital, other than cash           $   516,000        $   268,000
            Property and equipment                          80,000             71,000
            Other assets                                        --             38,000
            Goodwill                                     1,135,000          2,236,000
            Other liabilities                             (315,000)          (555,000)
                                                       -----------        -----------
            Purchase price, net of cash received       $ 1,416,000        $ 2,058,000
                                                       ===========        ===========

On July 1, 1997, Lexington Highgreen Holding, Inc. (a wholly-owned subsidiary of Lexington Healthcare Group, Inc.) purchased substantially all of the assets of two skilled nursing facilities, Greenwood Health Center and Highland Acres Extend-a-Care Center from Beverly Enterprises, Inc. ("Beverly"). These facilities are located in Hartford and Winsted, CT and at the time of purchase had 240 and 75 licensed beds, respectively.

The Company is presently operating 225 beds, has returned the license on 40 beds to the State of Connecticut and, in November 1997, sold the remaining license on 50 beds to an unrelated party for $1,550,000 in cash resulting in a gain of $280,000 which is reflected as other income in the accompanying consolidated statement of operations.

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

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based on their fair values at the date of acquisition. The Company has not recorded any goodwill in connection with this purchase but has allocated $1,742,000 of the purchase price to bed licenses, which is being amortized over 15 years. The amount of bed license amortization was $116,000 for the year ended June 30, 1998.

The operating results of these acquired nursing homes have been included in the consolidated statement of operations from the date of acquisition. On the basis of a pro forma consolidation of the results of operations as if the acquisition of these nursing homes had taken place at the beginning of fiscal year 1997 (based on a representative period of time, a one-year period ending June 30, 1997 for the Company and the available one-year period ending December 31, 1996 for the nursing homes acquired), consolidated net revenues would have been $50.2 million for fiscal 1997.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE B - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS
(CONTINUED)

Consolidated pro forma net loss would have been $(189,000) for fiscal 1997 and pro forma loss per share would have been $(.07) for fiscal 1997. Such pro forma amounts reflect the operating results produced by Beverly, as adjusted to reflect the purchased costs of assets acquired and the elimination of liabilities which were not assumed, as well as to reflect known changes being made in the operations of these nursing homes, i.e., increased revenues from rate and census increases and decreases in costs as a result of wage rate and benefit reductions negotiated, along with other changes reflective of reduced bed operations. However, the resulting pro forma amounts are not necessarily indicative of what the actual consolidated results of operations might have been had the acquisitions been effective at the beginning of fiscal 1997.


NOTE C - FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, residents' funds, accounts receivable, estimated third-party payor settlements - Medicare, note receivable-related party, and operating subsidy receivable.

CASH AND CASH EQUIVALENTS AND RESIDENTS' FUNDS

The Company places its cash deposits with high credit-quality institutions and such deposits exceeded federal depository insurance limits by approximately $493,000 at June 30, 1998. However, the Company has not experienced any losses in this area and management believes its cash deposits are not subject to significant credit risk.

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


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE C - FINANCIAL INSTRUMENTS (CONTINUED)

CONCENTRATIONS OF CREDIT RISK (CONTINUED)

ACCOUNTS RECEIVABLE (CONTINUED)

The mix of receivables from patients, third-party payors and others as of June 30, 1998, 1997 and 1996 is as follows:

                                                           1998       1997       1996
                                                           ----       ----       ----
            Medicare and Medicaid                            71%        80%        89%
            Private insurance and other nongovernment        25         10          9
            agencies
            Other                                             4         10          2
                                                            ---        ---        ---
                                                            100%       100%       100%
                                                            ===        ===        ===

ESTIMATED THIRD-PARTY PAYOR SETTLEMENTS - MEDICARE

This amount represents a government obligation, and as such, management believes it represents negligible credit risk.

NOTE RECEIVABLE-RELATED PARTY

This amount is controlled by an officer and director of the Company and is collateralized (see Note F); accordingly, management believes it represents negligible credit risk.

OPERATING SUBSIDY RECEIVABLE

This amount is due from Beverly, a provider of health care services throughout the United States, in connection with the Company's purchase of the assets of two nursing homes. The receivable is unsecured, but Beverly has made all required payments in a timely manner, and management believes it is not subject to significant credit risk.

SECURITY DEPOSITS - RELATED PARTIES

This amount is controlled by entities related to the Company by common ownership (see Note I); accordingly, management believes it represents negligible credit risk.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


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

The following table sets forth the carrying amounts and estimated fair values of financial instruments of the Company for which there is a difference between the amounts. Financial liabilities:

                                                Carrying           Fair
                                                 Value             Value
                                                 -----             -----
      Obligations under capital leases          $479,000          $519,000

The following methods and assumptions were used to estimate the fair value of the above financial instrument:

      Obligations under capital leases:
      ---------------------------------
      The fair value is estimated by discounting the expected cash flows of lease obligations using the Company's current borrowing rate.

The carrying amounts of the Company's other financial instruments approximate their fair values as outlined below:

      Cash and cash equivalents, residents' funds, accounts receivable and accounts and accrued expenses payable:
      --------------------------------------
      The carrying amounts approximate their fair values because of the short maturity of those instruments.

      Notes payable:
      --------------
      The carrying amount approximates fair value because the interest rates on the notes approximate the Company's current borrowing rate.

Management has determined that it is not practicable to estimate the fair value of the note receivable - related party, security deposits - related parties, and operating subsidy receivable due to the lack of marketability of these financial instruments.

The Company's financial instruments are held for other than trading purposes.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE D - THIRD-PARTY REVENUE ADJUSTMENTS AND SETTLEMENTS

The Company has recorded reductions in patient service revenue of $699,000 and $45,000 during the years ended June 30, 1998 and 1997, respectively, in connection with adjustments of previously recorded estimated settlements. As shown below, prior year Medicaid interim rates were audited and settled in 1998 resulting in revenue reductions of $584,000; net Medicare reductions of $115,000 were also recorded as a result of Medicare's desk reviews.

                                Impact of rate settlements
                                --------------------------
                    Year        Medicaid          Medicare
                    ----        --------          --------
                    1996       $(273,000)       $(115,000)
                    1997        (311,000)              --

As of June 30, 1998 and 1997 the Company had recorded the following amounts as receivable and payable in connection with estimated Medicare and Medicaid settlements:

                                 1998            1997
                                 ----            ----
            Receivable       $  197,000       $278,000
            Payable           1,686,000        323,000

Such amounts represent management's best estimates of the amounts expected to be realized or that may be due and are based on anticipated results of ongoing negotiations, interpretation of applicable regulations and other assumptions. It is reasonably possible that the amounts the Company will ultimately realize or be obligated to pay could differ materially in the near term.

NOTE E - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

                                                                   June 30,        June 30,
                                                                    1998             1997
                                                                 ----------       --------
            Land and land improvements                           $  321,000       $     --
            Building and building improvements                    1,486,000             --
            Equipment                                             1,339,000        529,000
            Leasehold improvements                                  608,000        407,000
                                                                 ----------       --------
                                                                  3,754,000        936,000
            Less accumulated depreciation and amortization          384,000        122,000
                                                                 ----------       --------
                                                                 $3,370,000       $814,000
                                                                 ==========       ========

Depreciation and amortization expense totaled $267,000, $90,000, and $32,000 for the years ended June 30, 1998, 1997, and 1996, respectively.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE F - NOTE RECEIVABLE--RELATED PARTY

At June 30, 1997, the Company had a $290,000 note receivable due from an entity in which an officer and director of the Company has a controlling ownership interest. During the year ended June 30, 1998, $23,000 was charged for management fees and costs, interest of $26,000 accumulated, an additional $286,000 was advanced and $30,000 was repaid; the balance due at June 30, 1998 was $595,000. In July 1998 an additional $50,000 was advanced and interest of $4,000 accumulated, making the balance due $649,000 at July 31, 1998.

During September 1998, the $649,000 balance was converted into an 8% interest-bearing promissory note due from the officer with $15,000 monthly installments and a balloon payment of the remaining balance due May 31, 1999. As security for the note, the officer has pledged the right to receive a $15,000 monthly payment and also pledged 600,000 of his shares of the common stock of the Company, with the certificate representing such shares being held in escrow by the Company's legal counsel. As a result, the entire balance of this note is classified as a current asset in the accompanying consolidated balance sheet.

NOTE G - NOTES PAYABLE

Notes payable consist of the following:

                                                                 June 30,      June 30,
                                                                   1998          1997
                                                                ----------       -------
            10% mortgage note secured by property
                 and equipment of two nursing homes;
                 due in 2022, with monthly installments
                  of approximately $65,000                      $7,028,000       $    --
            10% bank line of credit                                200,000            --
            8.75% equipment term note payable to a bank;
                 due in 2003 with monthly installments of
                 approximately $2,000                               97,000        56,000
            9.95% vehicle term note; due in 2001                    18,000            --
            Demand note payable, noninterest bearing                    --         5,000
                                                                ----------       -------
                                                                 7,343,000        61,000
                  Less: current portion                            296,000        17,000
                                                                ----------       -------
                                                                $7,047,000       $44,000
                                                                ==========       =======

In July 1997 the Company financed the purchase of two nursing homes with a $6.8 million mortgage note payable to Nationwide Health Properties, Inc. Nationwide has agreed to finance up to $2 million in improvements to the nursing homes made in connection with change of ownership requirements. Through June 30, 1998, $231,000 has been advanced for such improvements and is included in the mortgage obligation above.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE G - NOTES PAYABLE (CONTINUED)

The Company is also obligated to deposit amounts monthly with Nationwide to establish a debt service reserve of $360,000. As of June 30, 1998, $241,000 of the reserve has been funded and is included in other assets in the accompanying consolidated balance sheet.

In August, 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which matures November 30, 1998 and is secured by its accounts receivable and other assets. As of June 30, 1998, $200,000 was borrowed against this line of credit.

Aggregate principal maturities of notes payable in succeeding years are as follows:

      Year ending June 30:
            1999                             $   296,000
            2000                                 105,000
            2001                                 116,000
            2002                                 124,000
            2003                                 132,000
            Subsequent to 2003                 6,570,000
                                             -----------
                                             $ 7,343,000
                                             ===========

NOTE  H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                     June 30,         June 30,
                                                       1998             1997
                                                    ----------       ----------
            Accounts payable                        $5,534,000       $5,481,000
            Accrued payroll and payroll taxes        2,310,000        1,474,000
            Other accrued expenses                     688,000          822,000
                                                    ----------       ----------
                                                    $8,532,000       $7,777,000
                                                    ==========       ==========

NOTE I - LEASE COMMITMENTS

CAPITAL LEASES

The following is an analysis of leased property under capital leases by major class at June 30, 1998:

      Equipment                                 $587,000
      Less: accumulated amortization             (86,000)
                                                --------
                                                $501,000
                                                ========


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE I - LEASE COMMITMENTS (CONTINUED)

CAPITAL LEASES (CONTINUED)

Amortization expense relative to leased property under capital leases totaled $47,000, $29,000, and $14,000 for the years ended June 30, 1998, 1997 and 1996 respectively, and is included in depreciation and amortization expense disclosed in Note E.

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments:

      Year ending June 30:
            1999                                   $157,000
            2000                                    151,000
            2001                                    121,000
            2002                                    119,000
            2003                                     71,000
                                                  ---------
            Total minimum lease payments            619,000
            Less: amount representing interest      140,000
                                                  ---------
                                                  $ 479,000
                                                  =========

RELATED PARTY OPERATING LEASES

The Company leases its nursing homes facilities (including certain equipment) under an operating lease with a partnership related through common ownership. The Company is responsible for property taxes, maintenance, insurance, etc. under the lease. The lease agreement, as amended, commenced on July 1, 1995 and is for a ten-year period, with four five-year renewal options at specified rents. In addition, the Company leases its corporate office space from an entity related through common ownership under an operating lease which expires in February 2013 and has two five-year renewal options with rent at then market rates. Further, the Company leases office and warehouse space from a limited liability company related through common ownership under an operating lease which expires January 31, 2002.

Future minimum lease payments required under these related party lease obligations are as follows:

      Year ending June 30:
            1999                              2,686,000
            2000                              2,689,000
            2001                              2,693,000
            2002                              2,676,000
            2003                              2,659,000
            Thereafter                        6,682,000
                                            -----------
                                            $20,085,000
                                            ===========


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE I - LEASE COMMITMENTS (CONTINUED)

RELATED PARTY OPERATING LEASES (CONTINUED)

Rent expense charged to operations under these related party operating leases aggregated $2,538,000, $2,488,000 and $2,481,000 for the years ended June 30,
1998, 1997, and 1996, respectively.

The Company has deposited with the related partnership, in connection with the nursing home facilities lease, a non-interest bearing security deposit of approximately $2.3 million as of June 30, 1998 and 1997. Such security deposit is comprised of a payment of approximately $1.3 million made by the Company on the related partnership's behalf and payments of $1 million representing excess rent which was paid to the related partnership prior to the retroactive reduction of periodic rent payments. The Company has also deposited, in connection with its corporate office lease, a non-interest bearing security deposit of approximately $55,000 as of June 30, 1998.

Deferred rent payable represents the excess of rent expense determined on a straight-line basis over amounts paid to date pursuant to the lease with the related partnership.

OTHER OPERATING LEASES

 The Company's PRN subsidiary has other operating leases which expire in various years through 2001. Rent expense charged to operations under such leases totaled approximately $78,000 and $9,000 for the periods ended June 30, 1998 and 1997, respectively. Future minimum lease payments required under these other operating leases are as follows:

            Year ending June 30:
                  1999                     55,000
                  2000                     39,000
                  2001                      3,000
                                          --------
                                          $97,000
                                          =======


NOTE J - STOCKHOLDERS' EQUITY

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


               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996



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

The Company has recorded the costs incurred in connection with the Private Placement as an issuance cost associated with the public offering, but has not reflected the issuance and repurchase of the 500,000 shares of common stock in the accompanying consolidated statement of changes in stockholders' equity since the transaction is deemed to have been `undone'.

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

As of June 30, 1997, the Company had granted no stock options. During the year ended June 30, 1998, the Company issued options to purchase 302,000 shares of its common stock to directors and employees at exercise prices ranging from $2.625 to $3.062 based on the market value at date of grant. Such options vest at a rate of one-third per year and are fully vested on the fourth anniversary of their issuance. The options expire December 16, 2003 and March 17, 2004 depending on their date of issuance. Through June 30, 1998 no options have been exercised.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost at the grant date.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE J - STOCKHOLDERS' EQUITY (CONTINUED)

STOCK OPTION PLAN (CONTINUED)

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and income per share would have been adjusted to the pro forma amounts indicated below:

The fair value of each option grant is estimated on the date of grant with the following assumptions:

      Expected dividend yield                    0%
      Expected volatility                       41%
      Risk-free interest rate                   9%
      Expected life of options                  72 months

                                                  Year ended June 30, 1998
                                                  ------------------------
                                                 As reported     Pro forma
                                                 -----------     ---------
       Net income (loss)                            $30,000      $(21,000)
                                                    =======      =========
       Basic earnings (loss) per common share       $   .01      $   (.01)
                                                    =======      =========


PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. As of June 30, 1998, the Company has issued no preferred stock.


NOTE K - MANAGEMENT FEE

The Company had managed a nursing home owned by an entity in which an officer and director of the Company has a controlling interest (see Note F); revenues earned in connection with this agreement were $18,000, $72,000, and $72,000 for the years ended June 30, 1998, 1997 and 1996, respectively. The contract ended as of September 30, 1997. Also during the year ended June 30, 1998 medical supplies, pharmacy products, and therapy services were provided to this entity by Balz, Lexicon and Lexicore. A total of $92,000 was charged for these products and services; there was a balance due to the Company of $98,000 at June 30, 1998.

The Company also manages a second home which is an unrelated entity under a contract which extends through June 30, 1998 and generates an annual management fee of approximately $207,000. The Company subcontracts the management of this facility at an annual cost of approximately $188,000.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE L - INCOME TAXES

The components of the provision for (benefit from) income taxes for the years ended June 30, 1998 and 1997 are as follows:

                                  1998            1997
                                --------        --------
            Current:
                  Federal       $     --        $(11,000)
                  State           30,000          42,000
                                --------        --------
                                  30,000          31,000
                                --------        --------
            Deferred:
                  Federal             --         (97,000)
                  State               --              --
                                --------        --------

                                      --         (97,000)
                                --------        --------
                                $ 30,000        $(66,000)
                                ========        ========

Certain of the entities included in the consolidated financial statements were separate taxpayers for tax purposes for the first ten months of fiscal 1997. The income tax expense for all prior periods was recorded on an entity by entity basis as of May 14, 1997. Effective May 15, 1997, the entities became members of a consolidated group for tax purposes.

The Company has recorded a valuation allowance of $35,000 and $459,000 at June 30, 1998 and 1997, respectively to reflect the estimated amount of deferred tax assets. A valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in future years.

The significant components of the deferred tax provision for 1998 and 1997 are as follows:

                                            1998             1997
                                         ---------        ---------
                  Net operating loss     $ (84,000)       $      --
                  Bad debt reserve         (52,000)         (80,000)
                  Property and equipment    27,000          (14,000)
                  Organizational costs      31,000          (24,000)
                  Deferred rent             21,000         (172,000)
                  Accrued expenses        (118,000)        (266,000)
                  Deferred revenue         599,000               --
                  Valuation allowance     (424,000)         459,000
                                         ---------        ---------
                                         $      --        $ (97,000)
                                         =========        =========


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE L - INCOME TAXES (CONTINUED)

The components of the net deferred tax asset and liability as of June 30, 1998 and 1997 were as follows:

      Deferred tax assets (liabilities)            1998             1997
      ---------------------------------       ---------        ---------
      Net operating loss  - federal           $  84,000        $      --
      Bad debt reserve                          132,000           80,000
      Property and equipment                    (13,000)          14,000
      Organizational costs                       (7,000)          24,000
      Deferred rent                             151,000          172,000
      Accrued expenses                          384,000          266,000
      Deferred revenue                         (661,000)         (62,000)
      Valuation allowance                       (35,000)        (459,000)
                                              ---------        ---------
      Net deferred tax asset                  $  35,000        $  35,000
                                              =========        =========

      The net change in the valuation allowance for deferred tax assets was a decrease of $424,000 for the year ended June 30, 1998 and an increase of $459,000 for the year ended June 30, 1997.

      The principal reasons for the difference between the statutory federal income tax rate and the effective rate are as follows:

                                                             1998           1997
                                                           ------         ------
            Statutory federal income tax rate                34.0%         (34.0%)
            State taxes, net of federal benefits              7.0            8.8
            Goodwill amortization                            20.2            2.2
            Minority interest adjustment                    (26.8)            --
            Purchase accounting adjustments and
              change in tax status                             --            3.6
            Other adjustments                                (1.5)            --
            Valuation allowance                             (22.3)            --
                                                           ------         ------
                                                             10.6%         (19.4%)
                                                           ======         ======


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE M - RISKS AND UNCERTAINTIES

LABOR CONCENTRATION/PENSION CONTRIBUTION

As of June 30, 1998, approximately 44% of the Company's employees were covered by five separate collective bargaining agreements with New England Health Care Employees Union, District 1199/SEIU, AFL-CIO ("Union") three of which expire in October, 1998 (representing 31% of the Company's employees) and two of which expire in November, 2000.

These employees participate in Union pension plans to which the Company contributes an amount stipulated in each collective bargaining agreement. For the year ended June 30, 1998, 1997 and 1996, contributions were approximately $842,000, 572,000 and $397,000, respectively.

PATIENT SERVICE REVENUE

Approximately 82%, 86% and 89% of net patient service revenue was derived under federal and state third-party reimbursement programs in 1998, 1997 and 1996, respectively. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the nursing home industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company's ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which all Connecticut nursing homes operate. The decline in the above-noted percentages reflects that an increasing amount of the Company's revenues are from non-nursing home operations which typically have lower federal and state reimbursement program utilization.

MALPRACTICE INSURANCE

The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on an occurrence basis in ensuing years. As of June 30, 1998, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1998, 1997 AND 1996


NOTE N - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company has employment agreements with three of its executive officers which became effective upon consummation of the public offering. The agreements provide that such individuals shall devote substantially all of their working time and attention to the business of the Company and contain certain non-compete provisions. The agreements have an initial term of five years and are automatically renewable for successive one-year periods unless either the Company or the employee elects not to renew his or her employment.

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

CONTINGENCIES

On July 31, 1998, the former President of PRN, the Company's home care subsidiary, initiated a lawsuit against Lexington Healthcare Group, Inc., PRN, and the Company's Chairman and CEO, in connection with her termination as President of PRN. The suit alleges breach of contract and wrongful discharge against the Company. The Company will vigorously defend the suit; it believes that plaintiff breached the contract, failed to perform in good faith and was therefore terminated. At this time, it is not possible to estimate the final cost to the Company to resolve this matter. However, with the intention of avoiding the expenses of protracted litigation, the Company has entered into settlement negotiations.

The Company is also involved in other legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company's consolidated financial statements.

NOTE O - SUBSEQUENT EVENTS  --  ACQUISITION OF NURSING HOMES

The Company has signed a letter of intent to acquire five skilled nursing facilities located in Connecticut from Sun Healthcare Group, Inc.; these five homes are located in Bloomfield, Danbury, Torrington, and Westport and have approximately 600 skilled nursing beds. These acquisitions are subject to regulatory approval and financing.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 15, 1997, the Board of Directors of Lexington Healthcare Group, Inc. appointed the firm of DiSanto Bertoline and Company, P.C. as the Company's auditors replacing the firm of Richard A. Eisner & Company, LLP, which was dismissed by the Board of Directors effective the same date.

The report of Richard A. Eisner & Company, LLP on the Company's June 30, 1996 consolidated financial statements contained an explanatory paragraph expressing substantial doubt about the Company's ability to continue as a going concern. Their report, as reissued herein, eliminates the going concern explanatory paragraph that appeared in the original report.

There were no disagreements as to accounting policies or other financial issues with the former accounting firm.


Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company, together with their ages and present positions with the Company are as follows:


NAME                            AGE                     POSITION
----                            ---                     --------
Jack Friedler ...........        66           Chief Executive Officer, Chairman of the Board
                                              and Director
Harry Dermer ............        46           President, Chief Operating Officer and Director
Gary Coltek .............        41           Director
Dov Berkowitz, MD .......        44           Director
Mary Archambault ........        47           Executive Vice President and Secretary
Thomas E. Dybick ........        50           Chief Financial Officer
David O. Bond ...........        36           Senior Vice President Operations
Lawrence W. Fusco .......        50           Controller

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

Harry Dermer has served as President, Chief Operating Officer and Director of the Company since its inception in February 1995. Mr. Dermer has a Connecticut nursing home administrator's license. Prior to February, 1995, Mr. Dermer co-founded Prometheus Pharmacy and Nursing Homes America, Inc., which are divisions of the Olympus Healthcare Group, where he served as Chief Financial Officer from 1994 to 1995, and Mediscript Pharmacy, Inc., a division of Mediplex, where he served as Chief Financial Officer from 1993 to 1994. Previously from 1990 to 1993 he was Vice President of Operations and Chief Financial Officer of Reliance Pharmacy Corp.

Gary Coltek has been an independent director of the Company since January 1998. Since 1996, Mr. Coltek has been Executive Vice President of Infumatrix, where he is responsible for infusion management. Also since 1996, Mr. Coltek has been Vice President of Operations of Phymatrix, where he is responsible for physician management. From 1994 to 1996, Mr. Coltek was President of Care Group, where he was responsible for infusion management. Mr. Coltek received a B.S. in Business in 1978 from the State University of New York.

Dr. Dov Berkowitz has been an independent director of the Company since January 1998. Since 1984, Dr. Berkowitz has been in private practice as an Orthopedic Surgeon. Dr. Berkowitz received his M.D. in Medicine from the Mount Sinai School of Medicine in 1974 and received certification as an orthopedic surgeon from Mount Sinai Hospital in 1984.

Thomas E. Dybick has served as the Company's Chief Financial Officer since September, 1996. He is a Certified Public Accountant. Prior thereto, from 1992 to 1996 Mr. Dybick was Chief Financial Officer of AHF/Connecticut Management, Inc. which managed six nursing homes in Connecticut and Massachusetts. Previously, Mr. Dybick was employed by the law firm of Levy & Droney, PC as Executive Director (1985-1992).

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

David Bond has served as Senior Vice President Operations since February, 1998. From 1993-1998 he was Vice President of Administration of Masonic Geriatric Healthcare Center where he led the operations of a 544 bed multiple-licensed facility. Prior to that, he was VP of Operations at Quality Care Centers of Massachusetts where he developed the first subacute center in that state. He began his healthcare career in 1988 at ADS Management in Massachusetts. Mr. Bond has his MBA in Healthcare from Boston University and a Masters in Education from the University of Virginia. He is a licensed Nursing Home Administrator in Connecticut and Massachusetts.

Lawrence W. Fusco has served as the Company's Controller since July, 1997. He is a Certified Public Accountant. Prior thereto, from 1996 to 1997, Mr. Fusco was Division Controller of American Medical Response, a national ambulance and handi-van company. Previously, since 1991 he was Controller of The H.P. Hallock Co., a retailer.

Item 11.    Executive Compensation

The following table sets forth the cash compensation, as well as certain other compensation paid or accrued, by the Company to Jack Friedler, its Chief Executive Officer, and Harry Dermer, its President and Chief Operating Officer, Mary Archambault, it Executive Vice President and Secretary, and Thomas E. Dybick, its Chief Financial Officer during the fiscal years ended June 30, 1998, 1997 and 1996. Other than Messrs. Friedler, Dermer, Dybick and Ms. Archambault, no other executive officer of the Company had a total annual salary and bonus of $100,000 during the reported periods. The executive compensation received from PRN by Suzanne Nettleton, its former President, is also disclosed below.

                                                  ------------------------------------------       -------------------
                                                                                                         Long Term
                                                                Annual Compensation                    Compensation
                                                  ------------------------------------------       -------------------
                                                                                                           Stock
        Name and Principal Position                  Year          Salary              Bonus         Options Granted
                                                  -----------      --------            -----
        Jack Friedler,                            Fiscal 1996      $210,000(1)              --                --
        Chief Executive Officer and Director      Fiscal 1997      $260,000                 --                --
                                                  Fiscal 1998      $266,250            $17,586            60,000
        Harry Dermer,                             Fiscal 1996      $127,204                 --                --
        President, Chief Operating Officer and    Fiscal 1997      $174,980                 --                --
        Director                                  Fiscal 1998      $179,196            $14,317            60,000

        Suzanne Nettleton,                        Fiscal 1996      $122,237(1)         $38,121                --
        Former President of PRN                   Fiscal 1997      $132,492            $31,376                --
                                                  Fiscal 1998      $161,232            $ 5,444                --

        Thomas E. Dybick,                         Fiscal 1997      $ 72,037                 --                --
        Chief Financial Officer                   Fiscal 1998      $110,318            $ 4,392            20,000

        Mary Archambault,                         Fiscal 1996      $ 54,256                 --                --
        Executive Vice President, Secretary,      Fiscal 1997      $159,783                 --                --
        President of BALZ                         Fiscal 1998      $107,088            $15,041            40,000

1) In addition, Jack Friedler and Suzanne Nettleton each received director fees of $40,000 for serving as Directors of PRN, but are no longer entitled to such fees after the Company's acquisition of PRN.

The Company has employment agreements with three of its executive officers which became effective upon consummation of the Offering. The agreements provide that such individuals shall devote substantially all of their working time and attention to the business of the Company and contain certain non-compete provisions.

The agreements have an initial term of five years and are automatically renewable for successive one-year periods unless either the Company or the employee elects not to renew his or her employment.

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


Item 12. Security Ownership of Certain Beneficial Owners and Management

No person owned of record or was known to own beneficially more than five percent (5%) of the outstanding common stock of the Company except as noted below. The following table shows the amount of common stock owned as of September 25, 1998 by each Director, and by all Directors and officers as a group, consisting of seven persons.

                                                                                Amount and Nature of           Percent
                                      Name and Address                          Beneficial Ownership             of
                                    of Beneficial Owner                             Shares Owned               Class
--------------------------------------------------------------------------      ---------------------        ---------
Jack Friedler, Chief Executive Officer, Chairman of the Board and Director            2,026,500                 49.1%
Harry Dermer, President, Chief Operating Officer and Director                           685,500                 16.6%
Dov Berkowitz, MD, Director                                                                   0                    0%
Gary Coltek, Director                                                                         0                    0%
Mary Archambault, Executive Vice President, Secretary                                    60,000                  1.5%
Thomas E. Dybick, Chief Financial Officer                                                     0                    0%

Item 13. Certain Relationships and Related Transactions

In July 1995, the Company entered into an agreement to manage the day-to-day business affairs of Lexington House, Inc., a nursing home with 67 licensed beds. Lexington House is owned by Jack Friedler and his wife. As of June 30, 1997, Lexington House, Inc. was indebted to the Company in the amount of $290,000. Lexington House had agreed to a payment schedule of $10,000 per month.

During the year ended June 30, 1998, $23,000 was charged for management fees and costs, interest of $26,000 accumulated, and an additional $286,000 was advanced; $30,000 was repaid; the balance due at June 30, 1998 was $595,000. In July 1998 an additional $50,000 was advanced and interest of $4,000 accumulated, making the balance due $649,000 at July 31, 1998.

During September 1998, the $649,000 balance was converted into an 8% interest-bearing promissory note due from the officer with $15,000 monthly installments and a balloon payment of the remaining balance due May 31, 1999. As security for the note, the officer has pledged the right to receive a $15,000 monthly payment and also pledged 600,000 of his shares of the common stock of the Company, with the certificate representing such shares being held in escrow by the Company's legal counsel. As a result, the entire balance of this note is classified as a current asset in the accompanying consolidated balance sheet.

In addition, Lexington House owes $98,000 in accumulated trade accounts payable to Balz, Lexicore and Lexicon which it has agreed to pay by December 31, 1998.

On October 14, 1997 the Company loaned $757,000 to its Chief Executive Officer and principal stockholder in order for him to pay personal income taxes due as a result of the reorganization of entities under common control (i.e., the Company's IPO). There was no cash compensation paid to him as part of the reorganization. The borrowing was evidenced by a 9% interest earning note receivable on which payments were made on December 26 ($157,000), December 31 ($300,000), February 3 ($150,000), and May 5, 1998 ($150,000). Interest on the
loan (amounting to $20,000) was paid in full.

In connection with the Company's reorganization and the Offering, the previous members of Lexington Health Care Group, LLC, Jack Friedler, his wife Stephanie Friedler and Harry Dermer, exchanged their respective interests (37.5%, 37.5% and 25%) in the LLC for an aggregate of 2,462,000 shares of Common Stock of the Company.

Effective July 1, 1995, the Company entered into a ten-year lease, which was subsequently and retroactively amended, for four of the nursing homes operated by the Company. Jack Friedler, the Company's Chief Executive Officer is a 33.33% limited partner of the lessor, Fairfield Group Health Care Centers Limited Partnership ("Fairfield"). The Company's annual rent expense for the year ended June 30, 1998 was $2,468,000. The Company believes that the terms of the lease are as favorable to the Company as those that could have been obtained from nonaffiliated parties.

The partners owning the remaining 66.66% interest in Fairfield were also owners of an aggregate of 50% of the capital stock of PRN which interest was purchased by the Company for a total of $1,080,000. Jack Friedler was the owner of 25% of PRN; in exchange for Mr. Friedler's interest in PRN, the Company issued Mr. Friedler 108,000 shares of the Company's Common Stock valued at $540,000, based on the public offering price. Suzanne J. Nettleton, former President of PRN, was owner of the remaining 25% of the capital stock of PRN. The Company purchased Ms. Nettleton's interest for $540,000.

The Company leases its corporate office space from an entity in which Jack Friedler and Harry Dermer own 50% under an operating lease which expires in February 2013 and has two five-year renewal options with rent at then market rates. Annual gross rental expense under this lease is $120,000; subleases of space intended for future expansion are expected to reduce annual rental expense to approximately $60,000; the Company's rent expense during the period ended June 30, 1998 was $10,000. Further, the Company leases office and warehouse space for BALZ from a related limited liability company owned in part by Messrs. Friedler and Dermer and Ms. Archambault under an operating lease which expires January 31, 2002. The Company's annual rent expense for the year ended June 30, 1998 was $42,000.

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

Between October 1995 and July 1996, the Company borrowed an aggregate of $286,000 from Jack Friedler and Harry Dermer which loans paid interest at an annual rate of 10%. A total of $104,000 was repaid to Mr. Friedler in August 1996. In May 1997 Mr. Friedler loaned another $100,000 to the Company in connection with the reacquisition of shares from a private placement investor. Mr. Friedler's balance of $266,000 was then offset against loans due from Lexington House in May 1997. Mr. Friedler also instructed the Company to offset interest due him from the Company of $10,000 each during May and June 1997 against the Lexington House loan. The Company was indebted to Mr. Dermer for $16,000 as of June 30, 1997, but this balance was repaid in July 1997.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Financial Statements

      (1) The following financial statements and supplementary data are included in Part II Item 8:

            Reports of Independent Certified Public Accountants on Financial Statements

            Financial Statements:
            Consolidated Balance Sheets - June 30, 1998 and 1997
            Consolidated Statements of Operations - Years Ended June 30,
                  1998, 1997 and 1996
            Consolidated Statements of Changes in Stockholders' Equity Years
                  Ended June 30, 1998, 1997 and 1996
            Consolidated Statements of Cash Flows - Years Ended June 30, 1998,
                  1997 and 1996
            Notes to Consolidated Financial Statements

      (2) The following schedule for the years 1998, 1997 and 1996 is submitted herewith:

            Reports of Independent Certified Public Accountants on Financial Statement Schedule

            Schedule II  - Valuation and Qualifying Accounts

            All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K:

      No reports were filed during the quarter ended June 30, 1998.


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

      LEXINGTON HEALTHCARE GROUP, INC.
                  (Registrant)

      By: s/Harry Dermer
      -------------------
      Harry Dermer, President, Chief Operating Officer and Director

      Date: September 28, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      s/Jack Friedler               Chief Executive Officer, Chairman of      Date: September 28, 1998
      ------------------------      the Board and Director
      Jack Friedler


      s/Thomas E. Dybick            Chief Financial Officer                   Date: September 28, 1998
      ------------------------
      Thomas E. Dybick


      s/Gary Coltek                 Director                                  Date: September 28, 1998
      ------------------------
      Gary Coltek


      s/Dov Berkowitz, MD           Director                                  Date: September 28, 1998
      ------------------------
      Dov Berkowitz, MD


      s/Mary Archambault            Executive Vice President and              Date: September 28, 1998
      ------------------------      Secretary
      Mary Archambault


      s/Lawrence W. Fusco           Controller                                Date: September 28, 1998
      ------------------------
      Lawrence W. Fusco

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                         Years Ended June 30,
                                                            ----------------------------------------------
                                                                1998              1997              1996
                                                            ----------       -----------        ----------
Net income (loss)                                           $   30,000       $  (275,000)       $  461,000
                                                            ----------       -----------        ----------

Net income (loss) for basic earnings per common share       $   30,000       $  (275,000)       $  266,000*
                                                            ==========       ===========        ==========

Weighted average number of common shares
outstanding during the year                                  4,125,000         2,724,000         2,462,000
                                                            ----------       -----------        ----------

Weighted average number of shares used in
calculation of basic earnings per share                      4,125,000         2,724,000         2,462,000
                                                            ==========       ===========        ==========

Basic earnings (loss) per common share                      $      .01       $     (0.10)       $     0.11*
                                                            ==========       ===========        ==========

Earnings per common share is computed using the weighted average number of shares deemed outstanding as adjusted for the exchange of shares between entities under common control. There is no difference between basic and diluted earnings per common share for all periods presented because there are no dilutive securities.


* Reflects effect of pro forma income taxes of $195,000

                        LEXINGTON HEALTHCARE GROUP, INC.
                            SCHEDULE OF SUBSIDIARIES



PARENT (Registrant)
-------------------
Lexington Healthcare Group, Inc.


Wholly-owned subsidiaries
-------------------------
Balz Medical Services, Inc.
Lexington Highgreen Holding, Inc.
Professional Relief Nurses, Inc.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS


                                                                       Additions
                                                       -------------------------------------------
                                                                                         Other
                                                                       Charged to      Changes -
                                        Balance at      Charged to        other           Add        Balance at
                                        Beginning        Costs and      Account -      (Deduct)-     End of Year
Year            Description              of Year         Expenses       Describe       Describe
----------------------------------------------------------------------------------------------------------------
1998       Allowance for doubtful
                  amounts               $180,000         $166,000                                       $346,000
                                        ========         ========                                       ========

1997       Allowance for doubtful
                  amounts               $ 75,000         $105,000                                       $180,000
                                        ========         ========                                       ========

1996       Allowance for doubtful
                  amounts                      0         $ 75,000                                       $ 75,000
                                        ========         ========                                       ========

                        DISANTO BERTOLINE & COMPANY, P.C.
                         628 HEBRON AVENUE, BUILDING #3
                              GLASTONBURY, CT 06033



                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
  Lexington Healthcare Group, Inc.
  Farmington, Connecticut


We have audited the consolidated financial statements of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 1998 and 1997, and for the years then ended, and have issued our report thereon dated September 15, 1998; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of Lexington Healthcare Group, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DISANTO BERTOLINE & COMPANY, P.C.


Glastonbury, Connecticut
September 15, 1998

INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Lexington Healthcare Group, Inc.
Farmington, Connecticut


We have audited the consolidated statements of operations, changes in stockholders' equity and cash flows of Lexington Healthcare Group, Inc. and subsidiary for the period from July 1, 1995 (commencement of operations) through June 30, 1996, and have issued our report thereon dated October 18, 1996 (November 5, 1996 and May 9, 1997 with respect to Note J); such consolidated statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule as of and for the period ended June 30, 1996 of Lexington Healthcare Group, Inc. and subsidiary, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



Richard A. Eisner & Company, LLP

New York, New York
October 18, 1996