Form 10-Q
period 1998-09-30
LEXINGTON HEALTHCARE GROUP INC
filed 1998-11-17
CIK 1026348

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The QUARTER ENDED SEPTEMBER 30, 1998 or

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ______to______

Commission File Number 0-22261

                        LEXINGTON HEALTHCARE GROUP, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                             06-1468252
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       identification No.)

1577 NEW BRITAIN AVENUE, FARMINGTON, CT              06032
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  860-674-2700



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

      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: NOVEMBER 13, 1998 4,125,000 Common Shares outstanding

                        LEXINGTON HEALTHCARE GROUP, INC.
                          SEPTEMBER 30, 1998 FORM 10-Q
                                      INDEX


PART I  --  FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements

            Condensed Consolidated Balance Sheets  --  September 30, 1998 and
            June 30, 1998...........................................................Pg. 3.

            Condensed Consolidated Statements  of Operations  --  Three months ended September 30, 1998 and 1997.......................................Pg. 4.

            Condensed Consolidated Statements of Cash Flows  --  Three months ended September 30, 1998 and 1997.......................................Pg. 5.

            Notes to Condensed Consolidated Financial Statements....................Pg. 6-8.

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations...................................................Pg. 9-13.


PART II  --  OTHER INFORMATION.

Item 1.     Legal Proceedings.......................................................Pg. 14.

Item 2.     Changes in Securities...................................................Pg. 14.

Item 3.     Defaults Upon Senior Securities.........................................Pg. 14.

Item 4.     Submission of Matters to a Vote of Security Holders.....................Pg. 14.

Item 5.     Other Information.......................................................Pg. 14.

Item 6.     Exhibits and Reports on Form 8-K........................................Pg. 14.

Signatures..........................................................................Pg. 15.

                                                                         Page 2.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                             September 30,     June 30,
                                                1998             1998
                                             (Unaudited)
                                             ------------      --------
                  ASSETS
CURRENT ASSETS
  Cash and cash equivalents                  $    640,000      $   831,000
  Accounts receivable, net                     10,291,000       10,848,000
  Note receivable-related party                   658,000          595,000
  Estimated third-party payor settlements-
    Medicare                                      417,000          197,000
  Inventories                                     673,000          777,000
  Prepaid expenses and other current assets       848,000          533,000
                                              -----------      -----------
     Total current assets                      13,527,000       13,781,000

PROPERTY, EQUIPMENT & LEASEHOLD
IMPROVEMENTS, net                               3,627,000        3,370,000

OTHER ASSETS
  Goodwill, net                                 3,139,000        3,181,000
  Security deposits-related parties             2,337,000        2,337,000
  Bed licenses, net                             1,597,000        1,626,000
  Operating subsidy receivable (less
    current portion)                              664,000          701,000
  Other assets, net                               469,000          411,000
  Residents' funds                                240,000          206,000
                                              -----------      -----------
                                                8,446,000        8,462,000
                                              -----------      -----------
                                              $25,600,000      $25,613,000
                                              ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable and accrued expenses       $  8,557,000     $ 8,532,000
  Estimated third-party payor
    settlements-Medicaid                         1,248,000       1,686,000
  Notes and capital leases payable (current
    portion)                                       408,000         398,000
  Income taxes payable                             113,000          91,000
                                               -----------      -----------
      Total current liabilities                 10,326,000      10,707,000

OTHER LIABILITIES
  Notes and capital leases payable (less
    current portion)                             7,506,000       7,424,000
  Deferred rent                                    351,000         364,000
  Residents' funds payable                         240,000         206,000
                                               -----------      -----------
                                                 8,097,000       7,994,000
                                               -----------      -----------
      Total liabilities                         18,423,000      18,701,000
                                               -----------      -----------

MINORITY INTERESTS                                 690,000         529,000

STOCKHOLDERS' EQUITY
  Common stock, par value $.01 per share,
  authorized 15,000,000 shares, issued and
  outstanding 4,125,000 shares                      41,000          41,000
  Additional paid-in capital                     6,126,000       6,126,000
  Retained earnings                                320,000         216,000
                                               -----------      -----------
      Total stockholders' equity                 6,487,000       6,383,000
                                               -----------      -----------
                                               $25,600,000     $25,613,000
                                               ===========     ============


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                         Page 3.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


                                                          1998                 1997
                                                     --------------      ---------------
REVENUES

 Net patient service revenue                           $ 15,554,000       $   13,815,000
 Other revenue                                              144,000              116,000
                                                       ------------       --------------
  Total revenues                                         15,698,000           13,931,000

EXPENSES

 Facility operating expenses:
  Salaries and benefits                                   10,761,000          10,161,000
  Food, medical and other supplies                         1,827,000           1,158,000
  Other operating expenses                                 1,854,000           1,445,000
 Corporate, general and administrative expenses              715,000             503,000
 Interest expense                                            233,000             180,000
                                                       -------------        ------------
   Total expenses                                         15,390,000          13,447,000
                                                       -------------        ------------

 Income before income taxes and minority interest            308,000             484,000

INCOME TAXES                                                  43,000             205,000

MINORITY INTEREST IN INCOME OF CONSOLIDATED
 JOINT VENTURES                                             (161,000)                  -
                                                       --------------     ----------------

 Net income                                            $     104,000      $      279,000
                                                       ==============    =================

 Basic earnings per common share                       $         0.03     $          0.07
                                                                 ----                ----

 Weighted average number of common shares outstanding       4,125,000           4,125,000
                                                       ==============     ===============



The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                         Page 4.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)

                                                     1998             1997
                                                  ---------         --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                      $ 104,000         $   279,000
  Adjustments to reconcile net income to
   net cash provided by operating activities        176,000             142,000
  Minority interest in income of consolidated
   joint ventures                                   161,000                  --
  Decrease (increase) in accounts receivable        557,000          (1,480,000)
  Changes in other operating assets and
   liabilities                                     (861,000)          1,311,000
                                                  ----------        -----------
     Net cash provided by operating activities      137,000             252,000
                                                  ----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Note receivable -- related party                  (63,000)                 --
  Increase in security deposits                          --             (64,000)
  Acquisition of fixed assets                      (199,000)            (67,000)
                                                  ----------        -----------
     Net cash used in investing activities         (262,000)           (131,000)
                                                  ----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayments of notes payable and capital
   lease obligations                                (66,000)            (41,000)
                                                  ---------         -----------
     Net cash used in financing activities          (66,000)            (41,000)
                                                  ---------         -----------
NET (DECREASE) INCREASE IN CASH AND
  CASH EQUIVALENTS                                 (191,000)             80,000

CASH AND CASH EQUIVALENTS, beginning of period      831,000           1,000,000
                                                  ---------         -----------
CASH AND CASH EQUIVALENTS, end of period          $ 640,000         $ 1,080,000
                                                  =========         ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

 Certain assets acquired through assumption
  of mortgage note payable                        $  86,000         $ 6,863,000
 Equipment and leasehold improvements
  acquired through assumption of notes
  payable and capital leases                         72,000                  --








              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.



                                                                         Page 5.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (INFORMATION WITH RESPECT TO SEPTEMBER 30, 1998 AND FOR THE THREE
             MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 IS UNAUDITED)

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

The Company is a long-term and subacute care provider which operates six nursing home facilities at September 30, 1998 with 853 beds licensed by the State of Connecticut. BALZ provides medical supplies and durable medical equipment to nursing homes; PRN provides health care services in the homes of its patients. Lexicore and Lexicon provide rehab and pharmacy services respectively to patients in the Company's and other nursing homes.

NOTE B - BASIS OF PRESENTATION

The financial information included herein is unaudited and presented on a condensed basis; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented although the results shown for the interim periods presented herein are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed balance sheet data as of June 30, 1998 is derived from audited financial statements; certain line items have been combined or condensed in their presentation herein.

Inventories consisting of food, chemicals and medical and other supplies are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

NOTE C - REORGANIZATION, PUBLIC STOCK OFFERING, ACQUISITIONS AND NEW BUSINESSES

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

                                                                         Page 6.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (INFORMATION WITH RESPECT TO SEPTEMBER 30, 1998 AND FOR THE THREE
             MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 IS UNAUDITED)


NOTE C - REORGANIZATION, PUBLIC STOCK OFFERING, ACQUISITIONS AND NEW BUSINESSES (CONTINUED)

Accordingly, the accompanying condensed consolidated financial statements for the period prior to the reorganization reflect the accounts and operations of LLC and adjustment has been made to give effect to the reorganization resulting in the restatement of certain stockholders' equity accounts.

NEW BUSINESSES

On October 15, 1997 Lexicore Rehab Services, LLC began operations as a 50% owned joint venture with Core Rehab Management, LLC. The joint venture is controlled by the Company and the results of its operations from inception are included in the Company's condensed consolidated financial statements with appropriate recognition of minority interest.

On December 1, 1997 Lexicon Pharmacy Services, LLC began operations as a 70% owned joint venture with Pharmacy Corporation of America. The joint venture is controlled by the Company and the results of its operations from inception are included in the Company's condensed consolidated financial statements with appropriate recognition of minority interest.


NOTE D - NOTE RECEIVABLE--RELATED PARTY

During September 1998, the Company converted an existing note receivable from and additional advances to an entity in which an officer and director of the Company has a controlling ownership interest into a $649,000 8% interest-bearing promissory note due from the officer. This note provides for $15,000 monthly installment payments and a balloon payment of the remaining balance due May 31, 1999. As security for the note, the officer has pledged 600,000 of his shares of the common stock of the Company, with the certificate representing such shares being held in escrow by the Company's legal counsel. He has also pledged to the Company his right to receive a $15,000 monthly payment from the proceeds of a nursing home sale. As a result, the entire balance of this note together with accumulated interest of $9,000, is classified as a current asset in the accompanying condensed consolidated balance sheet.

                                                                         Page 7.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (INFORMATION WITH RESPECT TO SEPTEMBER 30, 1998 AND FOR THE THREE
             MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 IS UNAUDITED)

NOTE E - CONTINGENCIES

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

The Company is also involved in other legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company's condensed consolidated financial statements.


NOTE F - SUBSEQUENT EVENTS

On November 1, 1998, the Company began operations as manager of four skilled nursing facilities in Connecticut under an interim Management Agreement with SunRise Healthcare Corporation, a New Mexico corporation and nation-wide healthcare provider. As consideration for the services provided under this Management Agreement, the Company will be entitled to retain the excess of any revenues earned during the term over the expenses incurred and will be responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term.

On November 12, 1998 the Company completed agreements under which it will formally purchase and/or lease these four facilities along with an additional Connecticut nursing facility from SunRise. The purchase or lease transactions are expected to close during the first six months of 1999. In total, the Company will acquire the operation of approximately 600 skilled nursing beds.

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

OVERVIEW

In the fiscal year ended June 30, 1997 the Company had reorganized its capital structure and completed an initial public stock offering (the "Offering") which raised net proceeds of approximately $4.1 million. In connection with the Offering, the Company acquired two businesses in the healthcare field, BALZ and PRN.

During the fiscal year ended June 30, 1998, the Company expanded its nursing home operations with the acquisition of two additional facilities, formed and began operating three healthcare joint venture companies, and initiated plans to acquire five additional nursing homes.

During the first quarter of fiscal 1999 the Company signed a Management Agreement effective November 1, 1998 to manage four of the five skilled nursing facilities which it had earlier agreed to acquire. Growth also continued in its joint-venture ancillary businesses.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 1998 ("1998 PERIOD") VS. THREE MONTHS ENDED SEPTEMBER 30, 1997 ("1997 PERIOD")

For the three months ended September 30, 1998, the Company had total revenues of $15,698,000 and total operating expenses of $15,390,000. For the three months ended September 30, 1997, the Company had total revenues of $13,931,000 and total operating expenses of $13,447,000. The Company had net income of $104,000 or $.03 per share for the three months ended September 30, 1998, after providing for income taxes of $43,000. The Company had net income of $279,000 or $.07 per share for the three months ended September 30, 1997, after providing for income taxes of $205,000.

For the three months ended September 30, 1998, operating expenses consisted of salaries and benefits of $10,761,000, food, medical and other supplies of $1,827,000, other operating expenses (including rent of $667,000) of $1,854,000, and corporate, general and administrative expenses of $715,000. In addition, income from operations was reduced by minority interest of $161,000 and interest expense of $233,000.

Revenues in the 1998 period increased over the 1997 period by $1,767,000 or 13%, largely as a result of the two joint ventures started in 1997. Of this net increase, $2,015,000 pertained to the new joint ventures and growth in ancillary businesses acquired in 1997; there was a $248,000 net revenue decrease in the nursing facilities due to lower occupancy (caused in part by ongoing renovations).

                                                                        Page 10.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses in the 1998 period increased over the 1997 period by $1,943,000 or 14% largely as a result of the two new joint ventures noted above and the increased volume in the ancillary businesses. Net nursing home costs decreased somewhat as a result of lower occupancy offset by higher benefit costs. Administrative and general expenses increased by $212,000 due to the new businesses and acquisitions, higher rent, legal and other administrative costs. Minority interest was $161,000 on the joint ventures formed in 1997; interest expense increased by $53,000 mostly as a result of additional borrowings.

Income taxes were provided in the 1998 period on pre-tax income of $147,000; the combined federal and state effective tax rate was 29%. Income taxes were provided in the 1997 period on pre-tax income of $484,000; the combined federal and state effective rate was 42%.

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

                                                                        Page 11.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

During September 1998, the balance of $649,000 was formalized into an 8% interest bearing promissory note from Jack Friedler with $15,000 monthly installments and a balloon payment of the remaining balance due May 31, 1999. As security for the note, Mr. Friedler has pledged 600,000 of his shares of the common stock of the Company and also pledged the right to receive a $15,000 monthly payment from the sale of Lexington House. As a result, the entire balance of this note together with accumulated interest of $9,000 through September 30, 1998 is classified as a current asset in the accompanying condensed consolidated balance sheet.

In August 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which is secured by its accounts receivable and other assets. In March $400,000 was borrowed for working capital purposes; $200,000 of this was repaid in April; $1,800,000 was available at September 30, 1998. In October, $1.1 million was borrowed for working capital purposes.

During the three months ended September 30, 1998, the Company expended approximately $193,000 in capital improvements at its leased Facilities. Any capital improvements made to the Facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system. During the three months ended September 30, 1998 the Company expended $87,000 for capital improvements at its owned facilities which was funded by the mortgagor under the terms of the mortgage.

The Company has recorded $303,000 of investments in joint ventures (of which $48,000 was paid through September 30, 1998) which began operations in 1997.

At September 30, 1998, the Company had cash and cash equivalents of $640,000, receivables of $10,708,000, inventories of $673,000, prepaid expenses and other current assets of $848,000, and a note receivable including interest from a related party of $658,000.

Working capital at September 30, 1998 was $3,201,000 as compared with working capital of $3,074,000 at June 30, 1998. The principal reasons for the increase are profitable operations in the first three months. Current liabilities at September 30, 1998 consist of trade accounts payable, estimated third-party payor settlements due Medicare and Medicaid, current portion of notes and capital leases payable, accrued payroll and related taxes, income taxes, and other accrued expenses.

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

                                                                        Page 13.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

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

The Company has received notice of lawsuits initiated by Sundance Rehabilitation Corporation in early July 1998 against three of its nursing homes for payment of invoices for therapy services rendered. In total, the amounts claimed by Sundance Rehabilitation is $625,000 which amounts have been recorded appropriately on the Company's books, but remain unpaid. As mentioned above, the Company announced that it had signed a letter of intent to acquire five skilled nursing facilities from Sun Healthcare Group, Inc., the parent of Sundance Rehabilitation. Management believes Sun Healthcare Group will defer the collection proceedings until the closing of the nursing home acquisitions.

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

Item 2.  Change in Securities
                                      NONE

Item 3.  Defaults Upon Senior Securities
                                      NONE

Item 4.  Submission of Matters to a Vote of Security Holders
                                          NONE

Item 5.  Other Information

                                      NONE.

Item 6.  Exhibits and Reports on Form 8-K
                                      NONE

                                                                        Page 14.

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

Date November 16, 1998                     /s/ Thomas E. Dybick
    --------------------            -------------------------------------------
                                    (Thomas E. Dybick, Chief Financial Officer)
                                    (Principal Financial Officer)

                                                                        Page 15.