Form 10-Q
period 1998-12-31
LEXINGTON HEALTHCARE GROUP INC
filed 1999-02-16
CIK 1026348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended December 31, 1998 or

| | Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ______to______

Commission File Number 0-22261

                        LEXINGTON HEALTHCARE GROUP, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                              06-1468252
--------                                              ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        identification No.)

1577 New Britain Avenue, Farmington, CT               06032
---------------------------------------               -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:   860-674-2700
                                                      ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                       ---    ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 15, 1999 4,125,000 Shares of Common Stock outstanding

                        LEXINGTON HEALTHCARE GROUP, INC.
                           DECEMBER 31, 1998 FORM 10-Q
                                      INDEX

Part I  --  Financial Information

Item 1.     Consolidated Financial Statements

            Condensed Consolidated Balance Sheets  --  December 31, 1998 and
            June 30, 1998.................................................Pg. 3.

            Condensed Consolidated Statements of Operations  --  Six months and three months ended December 31, 1998 and 1997.............Pg. 4.

            Condensed Consolidated Statements of Cash Flows  --  Six months ended December 31, 1998 and 1997..............................Pg. 5.

            Notes to Condensed Consolidated Financial
            Statements..................................................Pg. 6-8.

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................Pg. 9-14.


Part II  --  Other Information.

Item 1.     Legal Proceedings............................................Pg. 15.

Item 2.     Changes in Securities........................................Pg. 15.

Item 3.     Defaults Upon Senior Securities..............................Pg. 15.

Item 4.     Submission of Matters to a Vote of Security Holders..........Pg. 15.

Item 5.     Other Information............................................Pg. 15.

Item 6.     Exhibits and Reports on Form 8-K.............................Pg. 15.

Signatures...............................................................Pg. 16.


                                                                         Page 2.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                December 31,    June 30,
                                                                    1998          1998
                                                                (Unaudited)
                                                                -----------   -----------
                                          ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                    $ 2,842,000   $   831,000
   Accounts  receivable, net                                     13,397,000    10,848,000
   Note receivable - related party                                  641,000       595,000
   Estimated third-party payor settlements - Medicare               230,000       197,000
   Inventories                                                      776,000       777,000
   Prepaid expenses and other current assets                        397,000       533,000
                                                                -----------   -----------
      Total current assets                                       18,283,000    13,781,000

PROPERTY, EQUIPMENT & LEASEHOLD
IMPROVEMENTS, net                                                 3,917,000     3,370,000

OTHER ASSETS
   Goodwill, net                                                  3,097,000     3,181,000
   Security deposits - related parties                            2,337,000     2,337,000
   Bed licenses, net                                              1,568,000     1,626,000
   Operating subsidy  receivable (less current portion)             628,000       701,000
   Other assets, net                                                941,000       411,000
   Residents' funds                                                 250,000       206,000
                                                                -----------   -----------
                                                                  8,821,000     8,462,000
                                                                -----------   -----------
                                                                $31,021,000   $25,613,000
                                                                ===========   ===========

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable and accrued expenses                        $ 9,889,000   $ 8,532,000
   Due to SunRise Healthcare Group - purchased receivables        3,043,000            --
   Estimated third-party payor settlements - Medicaid               760,000     1,686,000
   Notes and capital leases payable (current portion)             1,460,000       398,000
   Income taxes payable                                             194,000        91,000
                                                                -----------   -----------
      Total current liabilities                                  15,346,000    10,707,000

OTHER LIABILITIES
   Notes and capital leases payable (less current portion)        7,705,000     7,424,000
   Deferred rent                                                    338,000       364,000
   Residents' funds payable                                         250,000       206,000
                                                                -----------   -----------
                                                                  8,293,000     7,994,000
                                                                -----------   -----------
      Total liabilities                                          23,639,000    18,701,000
                                                                -----------   -----------

MINORITY INTERESTS                                                  816,000       529,000

STOCKHOLDERS' EQUITY
   Common stock, par value $.01 per share, authorized
   15,000,000 shares, issued and outstanding 4,125,000 shares        41,000        41,000
   Additional paid-in capital                                     6,126,000     6,126,000
   Retained earnings                                                399,000       216,000
                                                                -----------   -----------
      Total stockholders' equity                                  6,566,000     6,383,000
                                                                -----------   -----------
                                                                $31,021,000   $25,613,000
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

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                Six months ended               Three months ended
                                                                  December 31,                    December 31,
                                                                  ------------                    ------------

                                                              1998            1997            1998            1997
                                                              ----            ----            ----            ----
REVENUES
   Net patient service revenue                            $ 30,248,000    $ 27,859,000    $ 14,694,000    $ 14,044,000
   Management fee revenue                                    4,596,000         122,000       4,544,000          52,000
   Other revenue                                               169,000         208,000          77,000         162,000
                                                          ------------    ------------    ------------    ------------
         Total revenues                                     35,013,000      28,189,000      19,315,000      14,258,000

EXPENSES
   Operating expenses:
      Salaries and benefits                                 25,012,000      20,639,000      14,251,000      10,478,000
      Food, medical and other supplies                       3,693,000       2,247,000       1,866,000       1,089,000
      Other operating expenses                               3,800,000       3,381,000       1,946,000       1,936,000
   Corporate, general and administrative expenses            1,434,000         982,000         719,000         479,000
   Interest expense                                            481,000         433,000         248,000         253,000
                                                          ------------    ------------    ------------    ------------
         Total expenses                                     34,420,000      27,682,000      19,030,000      14,235,000
                                                          ------------    ------------    ------------    ------------

   Income from operations                                      593,000         507,000         285,000          23,000

OTHER INCOME
   Gain on sale of bed licenses                                     --         280,000              --         280,000
                                                          ------------    ------------    ------------    ------------
   Income before income taxes and minority interest            593,000         787,000         285,000         303,000

INCOME TAXES                                                   123,000         270,000          80,000          65,000

MINORITY INTEREST IN INCOME OF CONSOLIDATED
   JOINT VENTURES                                             (287,000)        (28,000)       (126,000)        (28,000)
                                                          ------------    ------------    ------------    ------------
   Net income                                             $    183,000    $    489,000    $     79,000    $    210,000
                                                          ============    ============    ============    ============

   Basic earnings per common share                        $       0.04    $       0.12    $       0.02    $       0.05
                                                                  ====            ====            ====            ====

   Weighted average number of common shares outstanding      4,125,000       4,125,000       4,125,000       4,125,000
                                                          ============    ============    ============    ============


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.
                                                                         Page 4.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                            1998           1997
                                                                            ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                            $   183,000    $   489,000
   Adjustments to reconcile net income to net cash
      provided by operating activities                                       333,000        (10,000)
   Minority interest in income of consolidated joint ventures                287,000         28,000
   Increase in accounts receivable                                        (2,549,000)    (2,583,000)
   Increase (decrease) in accounts payable and accrued expenses            1,357,000       (503,000)
   Due to SunRise Healthcare Group - purchased receivables                 3,043,000             --
   Changes in other operating assets and liabilities                      (1,188,000)     2,078,000
                                                                         -----------    -----------
         Net cash provided by (used in) operating activities               1,466,000       (501,000)
                                                                         -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
   Note receivable - related party                                           (76,000)      (757,000)
   Repayments of note receivable - related party                              30,000        457,000
   Increase in security deposits                                                  --       (124,000)
   Acquisition of fixed assets                                              (326,000)      (138,000)
                                                                         -----------    -----------
         Net cash used in investing activities                              (372,000)      (562,000)
                                                                         -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
   Stock registration costs                                                       --        (42,000)
   Proceeds from sale of bed licenses                                             --      1,550,000
   Proceeds from line of credit, net                                       1,042,000        264,000
   Minority interest investment in consolidated joint ventures                    --        117,000
   Repayments of notes payable and capital lease obligations                (125,000)       (90,000)
                                                                         -----------    -----------
         Net cash provided by financing activities                           917,000      1,799,000
                                                                         -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  2,011,000        736,000

CASH AND CASH EQUIVALENTS, beginning of period                               831,000      1,000,000
                                                                         -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                 $ 2,842,000    $ 1,736,000
                                                                         ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

   Certain assets acquired through assumption of mortgage note payable   $   315,000    $ 6,863,000
   Equipment and leasehold improvements acquired through assumption
      of notes payable and capital leases                                    110,000        220,000


                 The accompanying notes are an integral part of
               these condensed consolidated financial statements.
                                                                         Page 5.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to December 31, 1998 and for the three months and six months ended December 31, 1998 and 1997 is unaudited)

NOTE A - THE COMPANY

The consolidated financial statements include the accounts of Lexington Healthcare Group, Inc. and all of its wholly-owned subsidiaries: Balz Medical Services, Inc. ("BALZ"), Professional Relief Nurses, Inc. ("PRN"), and Lexington Highgreen Holding, Inc. (collectively, the "Company"), as well as the accounts of the following joint ventures controlled by the Company: LexiCore Rehab Services, LLC and Lexicon Pharmacy Services, LLC. All material intercompany balances and transactions have been eliminated in consolidation.

The Company is a long-term and subacute care provider which operates or manages ten nursing home facilities at December 31, 1998 with 1,302 beds licensed by the State of Connecticut. BALZ provides medical supplies and durable medical equipment to nursing homes ; PRN provides health care services in the homes of its patients. Lexicore and Lexicon provide rehab and pharmacy services respectively to patients in the Company's and other nursing homes.

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


                                                                         Page 6.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to December 31, 1998 and for the three months and six months ended December 31, 1998 and 1997 is unaudited)

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

On November 1, 1998 the Company began providing management services for four skilled nursing facilities in Connecticut under an interim Management Agreement with SunRise Healthcare Corporation, a New Mexico corporation and nation-wide healthcare provider. As consideration for the services provided under this Management Agreement, the Company is entitled to retain the excess of any revenues earned over the expenses incurred during the term and will be responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term.

As a result of this agreement, the Company earned management fees of $4,493,000 and incurred costs and expenses of $3,992,000 during the period ended December 31, 1998. Under the terms of the agreement SunRise also retained responsibility for all building lease costs.

On November 12, 1998 the Company completed agreements under which it will formally purchase and/or lease these four facilities along with an additional Connecticut nursing facility from SunRise. The purchase or lease transactions are expected to close during the first six months of 1999. In total, the Company will acquire the license to approximately 600 skilled nursing beds.


                                                                         Page 7.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to December 31, 1998 and for the three months and six months ended December 31, 1998 and 1997 is unaudited)

NOTE D - NOTE RECEIVABLE--RELATED PARTY

During September 1998, the Company converted an existing note receivable from and additional advances to an entity in which an officer and director of the Company has a controlling ownership interest into an 8% interest-bearing promissory note in the amount of $649,000 due from the officer. This note provides for $15,000 monthly installment payments and a balloon payment of the remaining balance due May 31, 1999. As security for the note, the officer has pledged 600,000 of his shares of the common stock of the Company, with the certificate representing such shares being held in escrow by the Company's legal counsel. As a result, the entire balance of this note was $641,000 at December 31, 1998 (as reduced by principal payments of $30,000, together with accumulated interest of $21,000); it is classified as a current asset in the accompanying condensed consolidated balance sheet.

NOTE E - CONTINGENCIES

On July 31, 1998, the former President of PRN, the Company's home care subsidiary, initiated a lawsuit against Lexington Healthcare Group, Inc., PRN, and the Company's Chairman and CEO, in connection with her termination as President of PRN. The suit alleges breach of contract and wrongful discharge against the Company. The Company will vigorously defend the suit; it believes that the plaintiff breached the contract, failed to perform in good faith and was therefore terminated. At this time, it is not possible to estimate the final cost to the Company to resolve this matter.

The Company is also involved in other legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company's condensed consolidated financial statements.

Effective in its current fiscal year, the Company will receive its nursing home Medicare reimbursement under a new per diem system known as the prospective payment system. This new system will entirely change the way the Company is paid for Medicare Part A services. The Company's success under this acuity-based system is largely dependent on managing patient utilization of clinical resources. The Company's ability to maintain its current level of Medicare reimbursement is uncertain.

NOTE F - NEW FINANCING ARRANGEMENTS

In December 1998, the Company entered into a financing agreement with a healthcare lender for up to $4.5 million, which is secured by its accounts receivable and other assets. As of December 31, 1998, $1,243,000 was borrowed under this agreement.


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

Overview

In the fiscal year ended June 30, 1997 the Company reorganized its capital structure and completed an initial public stock offering (the "Offering") which raised net proceeds of approximately $4.1 million. In connection with the Offering, the Company acquired two healthcare businesses, Balz Medical Services, Inc. and Professional Relief Nurses, Inc.

During the fiscal year ended June 30, 1998, the Company expanded its nursing home operations with the acquisition of two additional facilities, formed and began operating two healthcare joint venture companies, and initiated plans to acquire five additional nursing homes.

Under a Management Agreement effective November 1, 1998, the Company began providing management services to four of the five skilled nursing facilities which it had earlier agreed to acquire. Growth also continued in its joint-venture ancillary businesses.

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

Results of Operations
Three months ended December 31, 1998 ("1998 period") vs. three months ended December 31, 1997 ("1997 period")

For the three months ended December 31, 1998, the Company had total revenues of $19,315,000 and total operating expenses of $19,030,000. For the three months ended December 31, 1997, the Company had total revenues of $14,258,000 and total operating expenses of $14,235,000. The Company had net income of $79,000 or $.02 per share for the three months ended December 31, 1998, after providing for income taxes of $80,000. The Company had net income of $210,000 or $.05 per share for the three months ended December 31, 1997, after providing for income taxes of $65,000. 1997 net income included a one-time gain of $280,000 recorded on the bed license sale.

For the three months ended December 31, 1998, operating expenses consisted of salaries and benefits of $14,251,000, food, medical and other supplies of $1,866,000, other operating expenses (including rent of $701,000) of $1,946,000, and corporate, general and administrative expenses of $719,000. In addition, income from operations was reduced by interest expense of $248,000 and net income was reduced by minority interest of $126,000.

Revenues in the 1998 period increased over the 1997 period by $5,057,000 or 35%, largely as a result of the management agreement effective November 1, 1998 and the full-period effect of the two joint ventures started in 1997. Of this net increase, $4,493,000 pertained to the new management agreement, $1,184,000 pertained to the joint ventures and growth in ancillary businesses acquired in 1997; there was a $620,000 net revenue decrease in the nursing facilities due to lower occupancy.


                                                                        Page 10.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses in the 1998 period increased over the 1997 period by $4,795,000 or 34% largely as a result of the management agreement and joint ventures noted above and the increased volume in the ancillary businesses. Net nursing home costs decreased somewhat as a result of lower occupancy offset by higher employee benefit costs. Administrative and general expenses increased by $240,000 due to the new businesses and acquisitions, higher rent, legal and other administrative costs.

Income taxes were provided in the 1998 period on pre-tax income of $159,000; the combined federal and state effective tax rate was 50% (including year to date adjustments made in this quarter). Income taxes were provided in the 1997 period on pre-tax income of $275,000; the combined federal and state effective rate was 24%.

Results of Operations
Six months ended December 31, 1998 ("1998 period") vs.
six months ended December 31, 1997 ("1997 period")

For the six months ended December 31, 1998, the Company had total revenues of $35,013,000 and total operating expenses of $34,420,000. For the six months ended December 31, 1997, the Company had total revenues of $28,189,000 and total operating expenses of $27,682,000. The Company had net income of $183,000 or $.04 per share for the six months ended December 31, 1998, after providing for income taxes of $123,000. The Company had net income of $489,000 or $.12 per share for the six months ended December 31, 1997, after providing for income taxes of $270,000. 1997 net income included a one-time gain of $280,000 recorded on the bed license sale.

For the six months ended December 31, 1998, operating expenses consisted of salaries and benefits of $25,012,000, food, medical and other supplies of $3,693,000, other operating expenses (including rent of $1,368,000) of $3,800,000, and corporate, general and administrative expenses of $1,434,000. In addition, income from operations was reduced by interest expense of $481,000 and net income was reduced by minority interest of $287,000.

Revenues in the 1998 period increased over the 1997 period by $6,824,000 or 24%, largely as a result of the management agreement effective November 1, 1998 and the full-period effect of the two joint ventures started in 1997. Of this net increase, $4,493,000 pertained to the new management agreement, $3,199,000 pertained to the joint ventures and growth in ancillary businesses acquired in 1997; there was a $868,000 net revenue decrease in the nursing facilities due to lower occupancy.


                                                                        Page 11.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses in the 1998 period increased over the 1997 period by $6,738,000 or 24% largely as a result of the management agreement effective November 1, 1998 and the full-period effect of the two new joint ventures noted above and the increased volume in the ancillary businesses. Net nursing home costs decreased somewhat as a result of lower occupancy offset by higher benefit costs. Administrative and general expenses increased by $452,000 due to the new businesses and acquisitions, higher rent, legal and other administrative costs. Interest expense increased by $48,000 as a result of additional borrowings.

Income taxes were provided in the 1998 period on pre-tax income of $306,000; the combined federal and state effective tax rate was 40%. Income taxes were provided in the 1997 period on pre-tax income of $759,000; the combined federal and state effective rate was 36%.

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

In July 1995, the Company entered into an agreement to manage the day-to-day business affairs of Lexington House, Inc., a nursing home with 67 licensed beds; Lexington House was owned by Jack Friedler and his wife at that time. The Company made certain expenditures on behalf of Lexington House in anticipation that it would acquire Lexington House. Subsequently, the negotiations for the sale were terminated because the Company determined that such facility required too many capital improvements. As of June 30, 1997, Lexington House, Inc. was indebted to the Company in the amount of $290,000.

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


                                                                        Page 12.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

As security for the note, Mr. Friedler has pledged 600,000 of his shares of the common stock of the Company. As a result, the entire balance of this note was $641,000 at December 31, 1998 (as reduced by principal payments of $30,000, together with accumulated interest of $21,000); it is classified as a current asset in the accompanying condensed consolidated balance sheet.

In August 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which was secured by its accounts receivable and other assets.

In December 1998, the Company refinanced this revolving line of credit with a $4.5 million financing agreement from a healthcare lender; the new financing is secured by certain accounts receivable and other assets. As of December 31, 1998, approximately $1,243,000 was borrowed against this agreement.

During the six months ended December 31, 1998, the Company expended approximately $280,000 in capital improvements at its leased Facilities. Any capital improvements made to the Facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system. During the six months ended December 31, 1998 the Company expended $312,000 for capital improvements at its owned facilities which was funded by the mortgagor under the terms of the mortgage.

At December 31, 1998, the Company had cash and cash equivalents of $2,842,000, receivables of $13,627,000, inventories of $776,000, prepaid expenses and other current assets of $397,000, and a note receivable including interest from a related party of $641,000. In October 1998, the Company secured a $700,000 discharge-of-attachment Surety Bond with a $350,000 payment as collateral. This collateral is included in Other Assets, Net (non-current classification in the accompanying balance sheet), which reduced working capital.

Working capital at December 31, 1998 was $2,937,000 as compared with working capital of $3,074,000 at June 30, 1998. Current liabilities at December 31, 1998 consist of trade accounts payable, amounts due SunRise Healthcare for accounts receivable purchased, estimated third-party payor settlements due Medicare and Medicaid, current portion of notes and capital leases payable, accrued payroll and related taxes, income taxes, and other accrued expenses.


                                                                        Page 13.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company has been notified by the New England Healthcare Employees Union, District 1199 that, unless there is an agreement reached by the expiration of the current contracts at midnight February 23, 1999, effective February 24, 1999 there will be a three-day state-wide strike to gain attention from the public and the Connecticut legislature in order to prompt the State to revise upward its nursing home reimbursement. This job action involves approximately 6,000 dietary, housekeeping, nursing and other employees in 52 nursing homes in Connecticut.

This threatened action would affect eight of the ten nursing homes which the Company operates or manages. The Company has made contingency plans to deal with the impact of the threatened strike including hiring replacement staffing to continue to provide safe, secure, quality care during the job action.

At this time it is not known whether the threatened strike would have a material effect on the Company's operations.

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

Item 2.  Change in Securities             NONE

Item 3.  Defaults Upon Senior Securities  NONE

Item 4.  Submission of Matters to a Vote of Security Holders

Annual Meeting held on December 23, 1998. The proposed slate of Directors was elected to the Board of Directors. The appointment of DiSanto Bertoline & Company, P.C. as the Company's independent certified public accountants was ratified. No other business came before the Shareholders for vote.

Item 5.  Other Information                NONE.

Item 6.  Exhibits and Reports on Form 8-K

Form 8-K dated February 2, 1999 and entitled Entering Into Management Agreement is incorporated herein by reference.


                                                                        Page 15.

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


                                               /s/ Jack Friedler
                                    -------------------------------------------
                                    (Jack Friedler, Chief Executive Officer)
                                    (Duly Authorized Officer)


                                               /s/ Harry Dermer
                                    -------------------------------------------
                                    (Harry Dermer, President)
                                    (Duly Authorized Officer)


Date      February 16, 1999                    /s/ Thomas E. Dybick
      -------------------------     -------------------------------------------
                                    (Thomas E. Dybick, Chief Financial Officer)
                                    (Principal Financial Officer)


                                                                        Page 16.