Form 10-Q
period 1999-03-31
LEXINGTON HEALTHCARE GROUP INC
filed 1999-05-17
CIK 1026348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended March 31, 1999 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ______ to ______

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
                                                        ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 14, 1999 4,125,000 Shares of Common Stock outstanding

                        LEXINGTON HEALTHCARE GROUP, INC.
                            MARCH 31, 1999 FORM 10-Q
                                      INDEX

Part I -- Financial Information

Item 1.     Consolidated Financial Statements

            Condensed Consolidated Balance Sheets -- March 31, 1999 and
            June 30, 1998.......................................................................Pg. 3.

            Condensed Consolidated Statements  of Operations -- Nine months and three months ended March 31, 1999 and 1998................................................Pg. 4.

            Condensed Consolidated Statements of Cash Flows -- Nine months ended
            March 31, 1999 and 1998.............................................................Pg. 5.

            Notes to Condensed Consolidated Financial Statements..............................Pg. 6-8.

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................................Pg. 9-14.

Part II -- Other Information.

Item 1.     Legal Proceedings..................................................................Pg. 15.

Item 2.     Changes in Securities..............................................................Pg. 15.

Item 3.     Defaults Upon Senior Securities....................................................Pg. 15.

Item 4.     Submission of Matters to a Vote of Security Holders................................Pg. 15.

Item 5.     Other Information..................................................................Pg. 15.

Item 6.     Exhibits and Reports on Form 8-K...................................................Pg. 15.

Signatures.....................................................................................Pg. 16.


                                                                         Page 2.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                    CONDENSED CONSOLIDATED BALANCE STATEMENTS

                                                                          March 31,     June 30,
                                                                             1999         1998
                                                                         (Unaudited)
                                                                         -----------   -----------
                                      ASSETS
 CURRENT ASSETS
      Cash and cash equivalents                                          $ 3,419,000   $   831,000
      Accounts  receivable, net                                           13,444,000    10,848,000
      Note receivable - related party                                        622,000       595,000
      Estimated third-party payor settlements - Medicare                     430,000       197,000
      Inventories                                                            933,000       777,000
      Prepaid expenses and other current assets                            1,102,000       533,000
                                                                         -----------   -----------
             Total current assets                                         19,950,000    13,781,000

 PROPERTY, EQUIPMENT & LEASEHOLD
 IMPROVEMENTS, net                                                         4,046,000     3,370,000

 OTHER ASSETS
       Goodwill, net                                                       3,055,000     3,181,000
       Security deposits - related parties                                 2,337,000     2,337,000
       Bed licenses, net                                                   1,539,000     1,626,000
       Operating subsidy receivable (less current portion)                   592,000       701,000
       Other assets, net                                                     928,000       411,000
       Residents' funds                                                      265,000       206,000
                                                                         -----------   -----------
                                                                           8,716,000     8,462,000
                                                                         -----------   -----------
                                                                         $32,712,000   $25,613,000
                                                                         ===========   ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
       Accounts payable and accrued expenses                             $10,460,000   $ 8,532,000
       Due to SunRise Healthcare Group - purchased receivables             2,632,000            --
       Estimated third-party payor settlements - Medicaid                  1,017,000     1,686,000
       Notes and capital leases payable (current portion)                  2,768,000       398,000
       Income taxes payable                                                  153,000        91,000
                                                                         -----------   -----------
             Total current liabilities                                    17,030,000    10,707,000

 OTHER LIABILITIES
       Notes and capital leases payable (less current portion)             7,695,000     7,424,000
       Deferred rent                                                         327,000       364,000
       Residents' funds payable                                              265,000       206,000
       Other liabilities                                                     120,000            --
                                                                         -----------   -----------
                                                                           8,407,000     7,994,000
                                                                         -----------   -----------
             Total liabilities                                            25,437,000    18,701,000
                                                                         -----------   -----------

 MINORITY INTERESTS                                                          662,000       529,000

 STOCKHOLDERS' EQUITY
       Common stock, par value $.01 per share, authorized
       15,000,000 shares, issued and outstanding 4,125,000 shares             41,000        41,000
       Additional paid-in capital                                          6,126,000     6,126,000
       Retained earnings                                                     446,000       216,000
                                                                         -----------   -----------
             Total stockholders' equity                                    6,613,000     6,383,000
                                                                         -----------   -----------
                                                                         $32,712,000   $25,613,000
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


                                                                         Page 3.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Nine months ended             Three months ended
                                                                         March 31,                      March 31,
                                                                         ---------                      ---------

                                                                   1999            1998            1999            1998
                                                                   ----            ----            ----            ----
REVENUES
    Net patient service revenue                                $ 44,474,000    $ 42,772,000    $ 14,226,000    $ 14,913,000
    Management fee revenue                                       10,958,000         173,000       6,362,000          52,000
    Other revenue                                                   285,000         301,000         116,000          92,000
                                                               ------------    ------------    ------------    ------------
            Total revenues                                       55,717,000      43,246,000      20,704,000      15,057,000

EXPENSES
    Operating expenses:
      Salaries and benefits                                      40,335,000      31,288,000      15,323,000      10,649,000
      Food, medical and other supplies                            5,693,000       3,215,000       2,000,000         968,000
      Other operating expenses                                    6,142,000       5,848,000       2,342,000       2,467,000
    Corporate, general and administrative expenses                2,221,000       1,631,000         787,000         649,000
    Interest expense                                                751,000         600,000         270,000         167,000
                                                               ------------    ------------    ------------    ------------
            Total expenses                                       55,142,000      42,582,000      20,722,000      14,900,000
                                                               ------------    ------------    ------------    ------------

    Income (loss) from operations                                   575,000         664,000         (18,000)        157,000

OTHER INCOME
    Gain on sale of bed licenses                                         --         280,000              --              --
                                                               ------------    ------------    ------------    ------------

    Income (loss) before income taxes and minority interest         575,000         944,000         (18,000)        157,000

INCOME TAXES                                                         92,000         309,000         (31,000)         39,000

MINORITY INTEREST IN INCOME OF CONSOLIDATED
      JOINT VENTURES                                               (253,000)       (117,000)         34,000         (90,000)
                                                               ------------    ------------    ------------    ------------

    Net income                                                 $    230,000    $    518,000    $     47,000    $     28,000
                                                               ============    ============    ============    ============

    Basic earnings  per common share                           $       0.06    $       0.13    $       0.01    $       0.01
                                                                       ====            ====            ====            ====

    Weighted average number of common shares outstanding          4,125,000       4,125,000       4,125,000       4,125,000
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


                                                                         Page 4.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                             1999           1998
                                                                             ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                             $   230,000    $   518,000
   Adjustments to reconcile net income to net cash
      provided by operating activities                                        509,000        273,000
   Minority interest in income of consolidated joint ventures                 253,000        117,000
   Increase in accounts receivable                                         (2,596,000)    (3,298,000)
   Increase (decrease) in accounts payable and accrued expenses             1,928,000       (260,000)
   Due to SunRise Healthcare Group - purchased receivables                  2,632,000             --
   Changes in other operating assets and liabilities                       (1,996,000)     1,871,000
                                                                          -----------    -----------
            Net cash provided by (used in) operating activities               960,000       (779,000)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Note receivable - related party                                           (87,000)      (757,000)
    Repayments of note receivable - related party                              60,000        607,000
    Increase in security deposits                                                  --       (267,000)
    Acquisition of fixed assets                                              (513,000)      (334,000)
                                                                          -----------    -----------
            Net cash used in investing activities                            (540,000)      (751,000)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Stock registration costs                                                       --        (42,000)
    Proceeds from sale of bed licenses                                             --      1,550,000
    Proceeds from line of credit, net                                       2,350,000        400,000
    Minority investment in consolidated joint ventures                             --        305,000
    Repayments of notes payable and capital lease obligations                (182,000)      (141,000)
                                                                          -----------    -----------
            Net cash provided by financing activities                       2,168,000      2,072,000
                                                                          -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                   2,588,000        542,000

CASH AND CASH EQUIVALENTS, beginning of period                                831,000      1,000,000
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                  $ 3,419,000    $ 1,542,000
                                                                          ===========    ===========


  NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Certain assets acquired through assumption of mortgage note payable   $   362,000    $ 6,863,000
    Equipment and leasehold improvements acquired through assumption
     of notes payable and capital leases.                                     110,000        220,000

  The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                         Page 5.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Information with respect to March 31, 1999 and for the three months and nine months ended March 31, 1999 and 1998 is unaudited)

NOTE A - THE COMPANY

The consolidated financial statements include the accounts of Lexington Healthcare Group, Inc. and all of its wholly-owned subsidiaries: Balz Medical Services, Inc. ("BALZ"), Professional Relief Nurses, Inc. ("PRN"), Lexington Highgreen Holding, Inc., and LexiCore Rehab Services, LLC (collectively, the "Company"), as well as the accounts of Lexicon Pharmacy Services, LLC, a 70% owned joint venture controlled by the Company. All material intercompany balances and transactions have been eliminated in consolidation.

The Company is a long-term and subacute care provider which operates or manages ten nursing home facilities at March 31, 1999 with 1,302 beds licensed by the State of Connecticut. BALZ provides medical supplies and durable medical equipment to nursing homes ; PRN provides health care services in the homes of its patients. Lexicore and Lexicon provide rehab and pharmacy services respectively to patients in the Company's and other nursing homes.

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


                                                                         Page 6.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Information with respect to March 31, 1999 and for the three months and nine months ended March 31, 1999 and 1998 is unaudited)

New Businesses

On October 15, 1997 Lexicore Rehab Services, LLC began operations as a 50% owned joint venture with Core Rehab Management, LLC. The results of its operations from inception are included in the Company's condensed consolidated financial statements with appropriate recognition of minority interest. As of January 1, 1999, the Company acquired the remaining 50% membership interest for a nominal amount plus $120,000 of residual payments based on the occurrence of certain future events. Henceforth the Company accounted for Lexicore's operations as a wholly-owned subsidiary; minority interest and liabilities were adjusted accordingly.

On December 1, 1997 Lexicon Pharmacy Services, LLC began operations as a 70% owned joint venture with Pharmacy Corporation of America. The joint venture is controlled by the Company and the results of its operations from inception are included in the Company's condensed consolidated financial statements with appropriate recognition of minority interest.

On November 1, 1998 the Company began providing management services for four skilled nursing facilities in Connecticut under an interim Management Agreement with SunRise Healthcare Corporation, a New Mexico corporation and nation-wide healthcare provider. As consideration for the services provided under this Management Agreement, the Company is entitled to retain the excess of any revenues earned over the expenses incurred during the term and will be responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term. In addition, under the terms of the agreement SunRise also retained responsibility for all building lease costs.

As a result of this agreement, the Company earned management fees of $6,310,000 and $10,803,000 and incurred costs and expenses of $6,100,000 and $10,066,000, respectively, during the three months and nine months ended March 31, 1999.

The Company has completed agreements under which it will formally purchase and/or lease these four facilities; closings are expected during 1999. In total, the Company will acquire the license to approximately 500 skilled nursing beds.


                                                                         Page 7.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (Information with respect to March 31, 1999 and for the three months and nine months ended March 31, 1999 and 1998 is unaudited)

NOTE D - NOTE RECEIVABLE--RELATED PARTY

During September 1998, the Company converted an existing note receivable from and additional advances to an entity in which an officer and director of the Company has a controlling ownership interest into an 8% interest-bearing promissory note in the amount of $649,000 due from the officer. This note provides for $15,000 monthly installment payments beginning in November 1998 and a balloon payment of the remaining balance due May 31, 1999. As security for the note, the officer has pledged 600,000 of his shares of the common stock of the Company, with the certificate representing such shares being held in escrow by the Company's legal counsel.

The balance of this note was $589,000 at March 31, 1999, which together with accumulated interest of $33,500, is classified as a current asset in the accompanying condensed consolidated balance sheet. Principal payments totaling $90,000 were made through April 1999 as required.

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

NOTE F - NEW FINANCING ARRANGEMENTS

In December 1998, the Company entered into a financing agreement with a healthcare lender for up to $4.5 million, which is secured by its accounts receivable and other assets. As of March 31, 1999, $2,551,000 was borrowed under this agreement.


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

Under a Management Agreement effective November 1, 1998, the Company began providing management services to four skilled nursing facilities which it had earlier agreed to acquire. Growth also continued in its joint-venture ancillary businesses.

As of January 1, 1999, the Company acquired the remaining 50% membership interest in one of the above-noted joint ventures, Lexicore Rehab Services, L.L.C., for a nominal amount plus $120,000 of residual payments. Henceforth the Company accounted for Lexicore's operations as a wholly-owned subsidiary; minority interest and liabilities were adjusted accordingly.

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

The Company's operating strategy is to increase nursing home profitability levels, through aggressive marketing and by offering rehabilitation therapies and other specialized services; to adhere to strict cost standards at the Facility level while providing effective patient care and containing corporate overhead expenses; and to become a fully integrated health network whereby the Company will increase marketing of medical products and supplies, rehabilitative services, institutional pharmaceutical services and nursing services to affiliated and non-affiliated nursing homes and hospitals, as well as patients at home.


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

Results of Operations
Three months ended March 31, 1999 ("1999 period") vs. three months ended March 31, 1998 ("1998 period")

For the three months ended March 31, 1999, the Company had total revenues of $20,704,000 and total expenses of $20,722,000. For the three months ended March 31, 1998, the Company had total revenues of $15,057,000 and total expenses of $14,900,000. The Company had net income of $47,000 or $.01 per share for the three months ended March 31, 1999, after providing for income tax benefits of $31,000. The Company had net income of $28,000 or $.01 per share for the three months ended March 31, 1998, after providing for income taxes of $39,000.

For the three months ended March 31, 1999, operating expenses consisted of salaries and benefits of $15,323,000, food, medical and other supplies of $2,000,000, and other operating expenses (including rent of $684,000) of $2,342,000. Also, the Company had corporate, general and administrative expenses of $787,000 and interest expense of $270,000.

Revenues in the 1999 period increased over the 1998 period by $5,647,000 or 38%, largely as a result of the management agreement effective November 1, 1998. Of this net increase, $6,310,000 pertained to the new management agreement, $190,000 pertained to the joint ventures and growth in ancillary businesses acquired in 1997; there was a $853,000 net revenue decrease in the nursing facilities due to lower occupancy.


                                                                        Page 10.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operating expenses in the 1999 period increased over the 1998 period by $5,581,000 or 40% largely as a result of the management agreement and joint ventures noted above and the increased volume in the ancillary businesses. Net nursing home costs decreased somewhat as a result of lower occupancy offset by higher employee benefit costs. Administrative and general expenses increased by $138,000 due to the new businesses and acquisitions, higher rent, legal and other administrative costs. Interest costs increased by $103,000 as a result of additional borrowing.

In 1998 Lexicore Rehab Services, a company controlled joint venture, provided $90,000 of services to a nursing home owned by Jack Friedler, the Company's Chairman and CEO. Subsequently, Mr. Friedler sold the operations of that entity, but those billings for services have not yet been paid. In connection with the finalization of its 1998 tax returns, Lexicore established a collection reserve for the balance which reduced the operating profit of Lexicore by $90,000. The Company's share of this reduction was $45,000 and is reflected in the operating results of the 1999 period. At this time it is not certain when the balance will be paid nor what, if any effect, payments will have on the Company's financial statements.

Income taxes were provided in the 1999 period on pre-tax income of $16,000; year to date adjustments made in this quarter included a state tax reduction which produced a non-typical effective rate for the quarter. Income taxes were provided in the 1998 period on pre-tax income of $67,000; the combined federal and state effective rate was 58%.

Results of Operations
Nine months ended March 31, 1999 ("1999 period") vs.
nine months ended March 31, 1998 ("1998 period")

For the nine months ended March 31, 1999, the Company had total revenues of $55,717,000 and total expenses of $55,142,000. For the nine months ended March 31, 1998, the Company had total revenues of $43,246,000 and total expenses of $42,582,000. The Company had net income of $230,000 or $.06 per share for the nine months ended March 31, 1999, after providing for income taxes of $92,000. The Company had net income of $518,000 or $.13 per share for the nine months ended March 31, 1998, after providing for income taxes of $309,000. 1998 net income included a one-time gain of $280,000 recorded on the bed license sale.

For the nine months ended March 31, 1999, operating expenses consisted of salaries and benefits of $40,335,000, food, medical and other supplies of $5,693,000, and other operating expenses (including rent of $2,052,000) of $6,142,000. The Company also had corporate, general and administrative expenses of $2,221,000 and interest expense of $751,000.


                                                                        Page 11.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues in the 1999 period increased over the 1998 period by $12,471,000 or 29%, largely as a result of the management agreement effective November 1, 1998 and the full-period effect of the two joint ventures started in 1997. Of this net increase, $10,803,000 pertained to the new management agreement, $3,389,000 pertained to the joint ventures and growth in ancillary businesses acquired in 1997; there was a $1,721,000 net revenue decrease in the nursing facilities due to lower occupancy.

Operating expenses in the 1999 period increased over the 1998 period by $11,819,000 or 29% largely as a result of the management agreement effective November 1, 1998 and the full-period effect of the two new joint ventures noted above and the increased volume in the ancillary businesses. Net nursing home costs decreased somewhat as a result of lower occupancy offset by higher benefit costs. Administrative and general expenses increased by $590,000 due to the new businesses and acquisitions, higher rent, legal and other administrative costs. Interest expense increased by $151,000 as a result of additional borrowings.

In 1998 Lexicore Rehab Services, a company controlled joint venture, provided $90,000 of services to a nursing home owned by Jack Friedler, the Company's Chairman and CEO. Subsequently, Mr. Friedler sold the operations of that entity, but those billings for services have not yet been paid. In connection with the finalization of its 1998 tax returns, Lexicore established a collection reserve for the balance which reduced the operating profit of Lexicore by $90,000. The Company's share of this reduction was $45,000 and is reflected in the operating results of the 1999 period. At this time it is not certain when the balance will be paid nor what, if any, effect payments will have on the Company's financial statements.

Income taxes were provided in the 1999 period on pre-tax income of $322,000; the combined federal and state effective tax rate was 29%. Income taxes were provided in the 1998 period on pre-tax income of $827,000; the combined federal and state effective rate was 37%.

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

In July 1997, the Company borrowed $6.8 million in connection with the acquisition of land, buildings, bed licenses and operating assets of the two nursing homes acquired. Interest is payable at 10% over the 20 year term of the mortgage. In connection with the acquisitions, the Company also obtained from the seller an operating subsidy of $2.5 million to be received over five years. As noted above, some of the bed licenses acquired were sold for $1,550,000 in November 1997.


                                                                        Page 12.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

In July 1995, the Company entered into an agreement to manage the day-to-day business affairs of Lexington House, Inc., a nursing home with 67 licensed beds; Lexington House was owned by Jack Friedler, the Company's Chairman and CEO and his wife. The Company made certain expenditures on behalf of Lexington House in anticipation that it would acquire Lexington House. Subsequently, the negotiations for the sale were terminated because the Company determined that such facility required too many capital improvements. As of June 30, 1997, Lexington House, Inc. was indebted to the Company for $290,000.

During the year ended June 30, 1998, $23,000 was charged for management fees and costs, interest of $26,000 accumulated, and an additional $286,000 was advanced; $30,000 was repaid; the balance due at June 30, 1998 was $595,000. In July 1998 an additional $50,000 was advanced. During September 1998, the balance of $649,000 was formalized into an 8% interest bearing promissory note from Jack Friedler with $15,000 monthly installments beginning in November 1998 and a balloon payment of the remaining balance due May 31, 1999.

As security for the note, Mr. Friedler has pledged 600,000 of his shares of the common stock of the Company. The balance of this note was $589,000 at March 31, 1999, which together with accumulated interest of $33,500, is classified as a current asset in the accompanying condensed consolidated balance sheet. Principal payments totaling $90,000 were made through April 1999 as required.

In August 1997, the Company obtained a $2,000,000 revolving line of credit from a bank, which was secured by its accounts receivable and other assets.

In December 1998, the Company refinanced this revolving line of credit with a $4.5 million financing agreement from a healthcare lender; the new financing is secured by certain accounts receivable and other assets. As of March 31, 1999, approximately $2,551,000 was borrowed against this agreement.

During the nine months ended March 31, 1999, the Company expended approximately $436,000 in capital improvements at its leased Facilities. Any capital improvements made to the Facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system. During the nine months ended March 31, 1999 the Company expended $314,000 for capital improvements at its owned facilities which was funded by the mortgagor under the terms of the mortgage.


                                                                        Page 13.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

At March 31, 1999 the Company had cash and cash equivalents of $3,419,000, receivables of $13,874,000, inventories of $933,000, prepaid expenses and other current assets of $1,102,000, and a note receivable including interest from a related party of $622,000. In October 1998, the Company secured a $700,000 discharge-of-attachment Surety Bond with a $350,000 payment as collateral. This collateral is included in Other Assets, Net (non-current classification in the accompanying balance sheet), which reduced working capital.

Working capital at March 31, 1999 was $2,920,000 as compared with working capital of $3,074,000 at June 30, 1998. Current liabilities at March 31, 1999 consist of trade accounts payable, amounts due SunRise Healthcare for accounts receivable purchased, estimated third-party payor settlements due Medicare and Medicaid, current portion of notes and capital leases payable, accrued payroll and related taxes, income taxes, and other accrued expenses.

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

Item 2.  Change in Securities                NONE

Item 3.  Defaults Upon Senior Securities     NONE

Item 4.  Submission of Matters to a Vote of Security Holders      NONE

Item 5.  Other Information

On May 6, 1999 Jack Friedler, the Company's Chairman and CEO, had heart by-pass surgery. He is currently recuperating and expects to return to work when medically appropriate. There are no assurances at this time as to when or to what degree he will be able to resume his normal duties.

Item 6.  Exhibits and Reports on Form 8-K   NONE.


                                                                        Page 15.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              /s/ Harry Dermer
                                     ---------------------------------------
                                     (Harry Dermer, President)
                                     (Duly Authorized Officer)

Date      May 17, 1999                        /s/ Thomas E. Dybick
      --------------------           ---------------------------------------
                                     (Thomas E. Dybick, Chief Financial Officer)
                                     (Principal Financial Officer)


                                                                        Page 16.