Form 10-K
period 1999-06-30
LEXINGTON HEALTHCARE GROUP INC
filed 1999-09-28
CIK 1026348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 1999

                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22261

                        LEXINGTON HEALTHCARE GROUP, INC.
                 ----------------------------------------------
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    06-1468252
---------------------------------          ------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

   1577 New Britain Avenue, Farmington, Connecticut            06032
  --------------------------------------------------        -----------
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

                                      None
      --------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes |X|  No |_|.

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Based on the closing sales price on September 24, 1999, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was $1,690,000.

                        LEXINGTON HEALTHCARE GROUP, INC.

                                Table of Contents

                                                                              Page No.
                                                                              --------
Part I
   Item 1.  Business                                                              3
   Item 2.  Properties                                                            6
   Item 3.  Legal Proceedings                                                     7
   Item 4.  Submission of Matters to a Vote of Security Holders                   7

Part II
   Item 5.  Market for Registrant's Common Equity and Related
            Stockholder Matters                                                   7
   Item 6.  Selected Financial Data                                               9
   Item 7.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            10
   Item 8.  Financial Statements and Supplementary Data                       17, F-1-F-23
   Item 9.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                             17

Part III
   Item 10. Directors and Executive Officers of the Registrant                   18
   Item 11. Executive Compensation                                               19
   Item 12. Security Ownership of Certain Beneficial Owners and Management       20
   Item 13. Certain Relationships and Related Transactions                       21

Part IV
   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.    24

                                     Part 1
Item I. Business

Lexington Healthcare Group, Inc. has four wholly-owned subsidiaries: Balz Medical Services, Inc.("BALZ"), Professional Relief Nurses, Inc.("PRN"), Lexington Highgreen Holding, Inc., and Lexicore Rehab Services, L.L.C. (collectively, the "Company"). The Company also controls one joint venture, Lexicon Pharmacy Services, L.L.C .

The Company is a long-term and subacute care provider, which operates or manages ten nursing home facilities (the "Facilities") at June 30, 1999 with a total of 1,302 licensed beds in the State of Connecticut. The Facilities provide a broad range of healthcare services, including nursing care, subacute care (including rehabilitation therapy), and other specialized services (such as care to Alzheimer's patients). The Company's strategy in healthcare is to integrate the main disciplines of nursing, pharmacy, social services and other therapies under one program.

In addition, the Company managed one nursing home, Oak Island Skilled Nursing Center in Massachusetts, pursuant to a management agreement; this is a non-affiliated facility. This management arrangement was terminated by mutual agreement on July 31, 1999.

The Facilities service two basic patient populations: the traditional geriatric patient population and the population of subacute care patients with higher acuity disorders who require more complex and intensive medical services. Subacute care patients generally require more rehabilitative therapy and are residents for a shorter period of time than traditional geriatric patients. An important part of the Company's strategy is to achieve high occupancy and a favorable payor mix by offering specialty medical services. The Facilities have an occupancy rate of approximately 91% as of August 31, 1999. The Company operates a dedicated subacute unit within two of the Facilities, in addition to providing subacute services in each of the other Facilities.

The long term care industry has experienced many changes in the year ended June 30, 1999 including the implementation of the Balanced Budget Act of 1997 ("BBA") which resulted in a new Medicare Prospective Payment System (known as PPS). Under PPS, Medicare revenues are substantially less than those earned under the former cost-based reimbursement system.

The BBA and PPS significantly changed the revenues available to nursing homes and other health care providers; Medicare revenues in the Company's existing nursing homes decreased by $2.2 million during the year ended June 30, 1999, with PPS causing approximately $1.6 million of that shortfall.

In Connecticut, multiple long term care entities are undergoing financial reorganization in 1999 due to reduced occupancy and PPS-related revenue reductions and increasing cost pressures (including union costs), and have experienced considerable losses in the market value of their own securities.

The Company believes its continued emphasis on cost controls, selected favorable acquisitions, and development of ancillary businesses remains the most appropriate strategy. Further, the Company is encouraged by recent reports of bipartisan legislation introduced to restore the deep cuts resulting from the 1997 Balanced Budget Act.

The Company continues to believe that the demand for long-term care and specialty medical services will increase substantially over the next decade due primarily to favorable demographic trends, advances in medical technology and emphasis on healthcare cost containment. At the same time, government restrictions and high construction and start-up costs are expected to limit the supply of long-term care facilities and home care agencies. In addition, the Company anticipates that recent trends toward industry consolidation will continue and will provide future acquisition opportunities.

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

BALZ provides a variety of medical supplies, nutritional supplements, institutional cleaning products, linens and everyday products including toothpaste and incontinence products, to affiliated and, increasingly, to non-affiliated nursing homes, other institutional facilities and private persons. The Company's strategy is to further expand BALZ's business to become more of a traditional medical supply company by supplying products to hospitals, doctor's offices and persons at their homes through PRN.

PRN provides skilled nursing services to persons at home. PRN's personnel include (i) registered nurses, who provide a broad range of nursing care services, including skilled observation and assessment and intravenous therapy;
(ii) licensed practical nurses who perform, under the supervision of a registered nurse, technical nursing procedures; (iii) physical and rehabilitation therapists and (iv) certified nurses aides, who, under the supervision of a nurse, provide health-related services and personal care. PRN has also continued to operate as a nursing pool agency whereby it supplies nurses and other skilled personnel to hospitals, affiliated and non-affiliated nursing homes and other home healthcare agencies on a temporary basis.

On July 1, 1997, Lexington Highgreen Holding, Inc. purchased substantially all of the assets of two skilled nursing facilities, Greenwood Health Center and Highland Acres Extend-a-Care Center from Beverly Enterprises, Inc. (`Beverly"). All real estate, property, fixed and substantially all operating assets of the nursing homes were acquired for a purchase price of approximately $6.8 million which was financed by a mortgage on the real estate from Nationwide Health Properties, Inc., the previous lessor to Beverly.

The Company has continued to develop its fully-integrated health network including marketing medical products and supplies, rehabilitative services, institutional pharmaceutical services and nursing services to affiliated and non-affiliated nursing homes and hospitals, as well as patients at home. As part of that strategy, the Company formed joint venture companies as follows:

      On October 15, 1997 Lexicore Rehab Services, L.L.C. began operations as a 50% owned joint venture with Core Rehab Management, L.L.C. The joint venture was controlled by the Company and the results of its operations from inception are included in the Company's consolidated financial statements with appropriate recognition of minority interest. As of January 1, 1999, the Company acquired the remaining 50% membership interest for a nominal amount plus $120,000 of residual payments based on the occurrence of certain future events. Henceforth the Company accounted for Lexicore's operations as a wholly-owned subsidiary; minority interest and liabilities were adjusted accordingly. Lexicore is presently serving the Company's nursing homes and PRN with further expansion plans underway in Connecticut and Massachusetts.

      On December 1, 1997 Lexicon Pharmacy Services, L.L.C. began operations as a 70% owned joint venture with Pharmacy Corporation of America. The joint venture is controlled by the Company and the results of its operations from inception are included in the Company's consolidated financial statements with appropriate recognition of minority interest. Lexicon is presently serving the Company's nursing homes and six unaffiliated nursing homes.

On November 1, 1998 the Company began providing management services for four skilled nursing facilities in Connecticut under an interim Management Agreement with SunBridge Healthcare Corporation (SunBridge), a New Mexico corporation and nation-wide healthcare provider. As consideration for the services provided under this Management Agreement, the Company is entitled to retain the excess of any revenues earned in the delivery of patient services over the expenses incurred during the term and will be responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term. In addition, under the terms of the agreement SunBridge also retained responsibility for all building lease costs.

Effective September 1, 1999, the Company acquired the operations of two of those managed facilities from SunBridge by leasing the facilities with an option to buy in the next 24 months. The facilities acquired are Adams House and Heritage Heights, located in Torrington and Danbury, CT; they have a total of 240 skilled nursing beds. Management contracts covering the two other SunBridge facilities with a total of 239 skilled nursing beds were terminated as of August 31, 1999 and the operations of those facilities were returned to SunBridge.

In August, 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which was secured by its accounts receivable and other assets; this line of credit was utilized from time to time to provide working capital until it was replaced.

In December 1998, the Company entered into a line of credit financing agreement with a healthcare lender for up to $4.5 million (at prime plus 2%), which is secured by its accounts receivable and certain other assets. As of June 30, 1999, $3,631,000 was borrowed under this agreement to finance working capital needs.

As of September 1, 1999 the Company had approximately 1,300 full and part-time employees, of which approximately 58% were covered by collective bargaining agreements.

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

Item 2. Properties

            The following properties are leased as of June 30, 1999.

                                                                                    Approximate
      Location                                                     Use               Sq. Ft.
      --------                                                     ---               Occupied
                                                                                     --------
      Bentley Gardens                                         Nursing Home            21,500
      31 Terrace Avenue, West Haven, CT 06516-2698

      Country Manor                                           Nursing Home            27,000
      64 Summit Road, Prospect, CT 06712-7060

      Fairfield Manor                                         Nursing Home            55,000
      23 Prospect Street, Norwalk, CT 06850-3798

      Pond Point                                              Nursing Home            27,000
      60 Platt Street, Milford, CT 06460-7697

      Professional Relief Nurses, Inc.                      Nursing Services
      800 Plaza Middlesex, Middletown, CT 06457                                        3,000
      454 Wolcott Street, Waterbury, CT 06705                                          2,700
      560 Saw Mill Road, West Haven, CT 06516                                          1,300

      Balz Medical Services, Inc.                               Ancillary
      362 Industrial Park Road, Middletown, CT 06457        Services/Products         11,000

      Lexington Healthcare Group, Inc.                      Corporate Offices          4,500
      1577 New Britain Avenue, Farmington, CT 06032

      The following properties are owned as of June 30, 1999.

                                                                                    Approximate
      Location                                                  Use                  Sq. Ft.
      --------                                                  ---                  Occupied
                                                                                     --------
      Greenwood Health Center                               Nursing Home              53,000
      5 Greenwood Street, Hartford, CT 06106

      Highland Acres Extend-a-Care Center                   Nursing Home              20,500
      108 East Lake Street, Winsted, CT  06098

Management considers its properties to be well maintained and sufficient for its present operations.

Item 3. Legal Proceedings

The former President and Administrator of Professional Relief Nurses, Inc.
(PRN), the Company's home care subsidiary, initiated a lawsuit against Lexington Healthcare Group, Inc., PRN, and Jack Friedler, the Company's Chairman and CEO, in connection with her termination in July 1998. In September 1999 the Company reached a settlement in principle to avoid the expenses of protracted litigation. The Company has recorded a provision for lawsuit settlement of $539,000 in the consolidated statement of operations for the year ended June 30, 1999. The Company had previously posted a cash bond of $350,000 and paid certain other expenses; the remaining balance due was recorded at present value of $69,000 and will be paid over time.

The Company had previously disclosed the existence of lawsuits initiated by Sundance Rehabilitation Corporation in July 1998 against three of its nursing homes for payment of invoices for therapy services rendered. During the year ended June 30, 1999, the amounts due ($625,000) were paid and the lawsuits were withdrawn.

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

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Lexington Healthcare Group, Inc.'s common stock, $.01 par value, was traded on the National Market System of the NASDAQ Stock Market. Effective on July 16, 1998, the Company's stock trading was moved from the NASDAQ National Market to The NASDAQ Small Cap Market because the Company did not meet certain new criteria for continued trading on the National Market.

The following table presents its high and low market prices, and dividend information since trading began on May 14, 1997.

                Quarterly Common Stock Price Ranges and Dividends

                  Quarter     High       Low              Dividend
                  -------     ----       ---              --------
                 FY 1997
                    4th       8 1/4     5 1/2               $-0-
                 FY 1998
                    1st         7         3                 $-0-
                    2nd      3 15/16    2 5/8               $-0-
                    3rd         4       2 7/8               $-0-
                    4th      3 7/16     2 1/2               $-0-
                 FY 1999
                    1st      2 21/32     7/8                $-0-
                    2nd       3 1/8      7/8                $-0-
                    3rd       2 1/2      7/8                $-0-
                    4th       1 1/2     15/16               $-0-

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

The following table presents its high and low market prices since trading began on May 14, 1997.

                   Quarterly Common Stock Warrant Price Ranges

                  Quarter     High       Low
                  -------     ----       ---
                 FY 1997
                    4th       3 3/8     1 1/2
                 FY 1998
                    1st       3 1/4      7/8
                    2nd      1 5/16      5/8
                    3rd       27/32      1/4
                    4th       17/32      1/4
                 FY 1999
                    1st       13/32     3/16
                    2nd        7/8       1/8
                    3rd       19/32     3/16
                    4th       7/16       1/8

The Company has not paid dividends to date and has no present intention of paying any dividends on its Common Stock in the foreseeable future, as it intends to reinvest profits, if any, in the development and expansion of its business.

The number of shareholders of record for the Company's common stock as of June 30, 1999 was 29; the Company believes that its shares are beneficially owned by over 500 individuals.

On September 24, 1999, the closing price of the Company's common stock was $1.19.

Item 6. Selected Financial Data

                                                                          Year ended June 30,
                                                                          -------------------
                                                                1999        1998        1997        1996
                                                                ----        ----        ----        ----
                                                              (Amounts in Thousands, Except Per Share Data)
Statement of Operations Data
    Net revenues                                               $76,892     $58,252     $35,900     $33,641
    Operating costs and expenses                               (77,725)    (58,248)    (36,241)    (33,180)
    Other income (expense)                                        (539)        280          --          --
                                                              --------------------------------------------
    Income (loss) before income taxes and minority interest     (1,372)        284        (341)        461
    Provision for (benefit from) income taxes *                     15          30         (66)        195
    Minority interest                                             (190)       (224)         --          --
                                                              --------------------------------------------
    NET INCOME (LOSS) *                                        $(1,577)        $30       $(275)       $266
                                                              ========    ========    ========    ========

    Basic earnings (loss) per common share *                     $(.38)       $.01       $(.10)       $.11
                                                              ========    ========    ========    ========

Balance Sheet Data
    Cash and cash equivalents                                   $3,675        $831      $1,000        $212
    Working capital (deficiency)                                   955       3,074         287      (2,381)
    Total Assets                                                34,283      25,613      15,432       9,614
    Short-term borrowings                                        3,867         398          49       2.580
    Total long-term debt excluding current maturities            7,768       7,424         107         102
    Total stockholders equity                                   $4,232      $6,383      $6,395        $487

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

Overview

During the fiscal year ended June 30, 1999, the Company again expanded its nursing home operations with the management of four additional facilities, acquired the remaining 50% interest in its therapy joint venture company, terminated the operation of another start-up joint venture company whose operations had not reached meaningful proportions, and undertook an interim management contract to manage an additional three skilled nursing facilities located in Connecticut.

In the previous fiscal year, the Company had expanded its nursing home operations with two additional facilities, formed and began operating three healthcare joint venture companies, and initiated plans to acquire five additional nursing homes.

In the 1997 fiscal year, the Company had reorganized its capital structure and completed an initial public stock offering (the "Offering") which raised net proceeds of approximately $4.1 million. In connection with the Offering, the Company acquired two businesses in the healthcare field, BALZ and PRN.

The long term care industry has experienced many changes in the year ended June 30, 1999 including the implementation of the Balanced Budget Act of 1997 ("BBA") which resulted in a new Medicare Prospective Payment System (known as PPS). Under PPS, Medicare revenues are substantially less than those earned under the former cost-based reimbursement system.

The BBA and PPS significantly changed the revenues available to nursing homes and other health care providers; Medicare revenues in the Company's existing nursing homes decreased by $2.2 million during the year ended June 30, 1999, with PPS causing approximately $1.6 million of that shortfall.

In Connecticut, multiple long term care entities are undergoing financial reorganization in 1999 due to reduced occupancy and PPS-related revenue reductions and increasing cost pressures (including union costs), and have experienced considerable losses in the market value of their own securities.

The Company believes its continued emphasis on cost controls, selected favorable acquisitions, and development of ancillary businesses remains the most appropriate strategy. Further, the Company is encouraged by recent reports of bipartisan legislation introduced to restore the deep cuts resulting from the 1997 Balanced Budget Act.

The Company continues to believe that the demand for long-term care and specialty medical services will increase substantially over the next decade due primarily to favorable demographic trends, advances in medical technology and emphasis on healthcare cost containment. At the same time, government restrictions and high construction and start-up costs are expected to limit the supply of long-term care facilities and home care agencies. In addition, the Company anticipates that recent trends toward industry consolidation will continue and will provide future acquisition opportunities.

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

Year 2000

The Company is continuing work on resolving the potential impact of the year 2000 on the ability of its computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

The Company utilizes a number of computer programs across its entire operation, however it primarily uses licensed software products, with a significant portion of processes and transactions centralized in only a few third-party vendor packages. Certain of those packages were acquired in recent years and are Year 2000 compliant. Management has made plans to complete the conversion of remaining programs before the end of the calendar year.

The Company currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.

Results of Operations
Year ended June 30, 1999 ("1999 period") vs. year ended June 30, 1998 ("1998 period")

The 1999 period includes the operating results of the six nursing facilities operated by the Company, the operations of the four nursing homes managed by the Company since November 1, 1998, and the operations of its subsidiaries (BALZ, PRN and Lexicore Rehab Services) and pharmacy joint venture company for a full year.

The 1998 period includes the operating results of the six nursing facilities and of the acquired subsidiaries, BALZ and PRN, for a full year and of the newly formed joint ventures since inception, but only for part of the year.

For the year ended June 30, 1999, the Company had total revenues of $76,892,000 and total operating expenses of $77,725,000. These expenses consisted of salaries and benefits of $57,109,000, food, medical and other supplies of $7,778,000, other operating expenses (including rent of $2,983,000) of $8,845,000, corporate, general and administrative expenses of $2,953,000, and interest expense of $1,040,000. The Company had a net loss before income taxes, other expense and minority interest of $833,000 and net loss of $1,577,000 for the year ended June 30, 1999.

Revenues in the 1999 period increased over the 1998 period by $18,640,000 or 32%, largely as a result of the addition of the four managed facilities and growth in the subsidiaries and joint venture companies. Of the total change, an increase of $20,404,000 pertained to the new nursing home management contract and growth in the healthcare businesses acquired previously, but in the existing nursing facilities there was a net decrease of $1,764,000 due to a 3.3% overall decrease in occupancy, Medicare settlement adjustments, and mix changes. In 1999 private pay occupancy increased approximately 4.6% over 1998, while in the same period Medicaid and Medicare occupancy decreased 3.4% and 8.0%, respectively.

Revenue received under cost reimbursement agreements is subject to audit and retroactive adjustment by third-party payors. Provisions for estimated adjustments are reflected in patient service revenue. Differences between estimated adjustments and final settlements are recorded in the year of settlement. The Company has recorded reductions in patient service revenue of $443,000 and $699,000 during the years ended June 30, 1999 and 1998, respectively, in connection with adjustments of previously recorded estimated settlements.

                                  Year ended June 30,
                                  -------------------
                                  1999           1998
                                  ----           ----
                  Medicare      $(402,000)     $(115,000)
                  Medicaid        (41,000)      (584,000)
                                -------------------------
                                $(443,000)     $(699,000)
                                =========      =========

Operating expenses in the 1999 period increased over the 1998 period by $19,477,000 or 33%, largely as a result of the addition of the four managed facilities and growth in the subsidiaries and joint venture companies. Of the total cost increase, $17,202,000 pertained to the nursing homes and healthcare businesses acquired and $2,027,000, net was from decreased existing-facility costs, offset by increases in subsidiary and joint venture and corporate, general and administrative costs. Interest expense increased by $248,000 mostly as a result of additional borrowings on the 1997 mortgage for improvements to the facilities acquired in July 1997 and additional line of credit borrowings. Other expense of $539,000 was recorded in connection with a provision for lawsuit settlement.

Income taxes of $15,000 were provided in the 1999 period on loss before income taxes and minority interest of $1,372,000. Such provision is due to state taxes on income reported by certain subsidiaries which are taxed separately from other entities in the consolidated group.

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

                               Impact of rate settlements
                               --------------------------
                 Rate Year        Medicaid    Medicare
                 ---------        --------    --------
                    1996         $(273,000)  $(115,000)
                    1997          (311,000)         --

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

Liquidity and Capital Resources

The Company has primarily financed its operations through operating revenues, borrowings from banks, the prior operator of certain of the Facilities and other private lenders including stockholders, by financing its accounts receivable, through a public offering of its common stock (the "Offering") which raised net proceeds of approximately $4.1 million and through the sale of bed licenses for $1.5 million. The net proceeds of the Offering were used to pay off remaining balances of previous borrowings, to fund the acquisition of PRN and, after providing for other business development plans, were added to the working capital of the Company. The net proceeds from the sale of the bed licenses were added to working capital.

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

In July 1995, the Company entered into an agreement to manage the day-to-day business affairs of Lexington House, Inc., a nursing home with 67 licensed beds; Lexington House was owned by Jack Friedler and his wife. The Company made certain expenditures on behalf of Lexington House in anticipation that it would acquire Lexington House. Subsequently, the negotiations for the sale were terminated because the Company determined that such facility required too many capital improvements. As of June 30, 1997, Lexington House, Inc. was indebted to the Company in the amount of $290,000.

During the year ended June 30, 1998, Lexington House, Inc. was charged $23,000 for management fees and costs, interest of $26,000 accumulated, and an additional $286,000 was advanced; $30,000 was repaid; the balance due at June 30, 1998 was $595,000. In July 1998 an additional $50,000 was advanced. The total, with accumulated unpaid interest, amounted to $649,000 as of July 31, 1998. During September 1998, the balance of $649,000 was formalized into an 8% interest bearing promissory note from Jack Friedler with $15,000 monthly installments and a balloon payment of the remaining balance due May 31, 1999. As security for the note, Mr. Friedler pledged the right to receive a $15,000 monthly payment and also pledged 600,000 of his shares of the common stock of the Company.

Monthly payments totaling $120,000 were made through June 30, 1999. However, on May 6, 1999 Mr. Friedler suffered a heart attack, had by-pass surgery, and began a recovery period. The balloon payment was not made at May 31, but monthly payments were made in May and June 1999. In July, Mr. Friedler stated he would be unable to make the balloon payment and the Company, pursuant to Board of Director's approval, defaulted the note and seized the collateral of 600,000 shares in satisfaction of the note and interest due. The shares were cancelled by the transfer agent.

The 600,000 shares had a market bid price of $731,000 at the time of their surrender; the note and accumulated interest had a carrying value of $574,000. The Company's Board of Directors considers the difference of $157,000 between the market price and the carrying value of the note receivable to be a reasonable and fair discount for the shares received.

Based on the above, the Company has presented the balance of the note receivable and interest as a reduction of stockholder's equity in the accompanying consolidated balance sheet as of June 30, 1999. This resulted in the reduction of working capital and stockholders equity of $574,000 as shown in that balance sheet.

During the years ended June 30, 1999, 1998, and 1997, the Company expended approximately $451,000, $112,000, and $290,000, respectively, in capital improvements to the leased facilities. Any capital improvements made to these facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system. During the years ended June 30, 1999 and 1998 the Company expended $353,000 and $231,000, respectively, for capital improvements at its owned facilities which was funded by the mortgagor under the terms of the mortgage.

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

On October 14, 1997 the Company loaned $757,000 to its Chief Executive Officer and principal stockholder in order for him to pay personal income taxes due as a result of the reorganization of entities under common control (i.e., the Company's IPO). There was no cash compensation paid to him as part of the reorganization. The borrowing was evidenced by a 9% interest earning note receivable on which payments were made on December 26 ($157,000), December 31 ($300,000), February ($150,000), and May 5, 1998 ($150,000); the note was thus repaid in full. Interest on the note of $20,000 was paid through December 31, 1997 and later on May 5, 1998.

The Company has recorded $303,000 of investments in joint ventures (of which $48,000 was paid through June 30, 1999) which began operations and became profitable in fiscal 1998; positive cash flow resulted in fiscal 1999.

At June 30, 1999, the Company had cash and cash equivalents of $3,675,000, receivables of $16,092,000, inventories of $1,058,000 and prepaid expenses and other current assets of $1,031,000. Receivables increased by $5,047,000 since June 30, 1998 due mostly to the nursing homes acquired under management contract (in which the Company purchased existing accounts receivable at November 1, 1998) and generally higher rates in effect.

Working capital at June 30, 1999 was $955,000 as compared with working capital of $3,074,000 at June 30, 1998. The principal reasons for the decrease are the unprofitable operations in the owned nursing homes, the provision for lawsuit settlement, and the default on the related party note receivable balloon payment which are offset by the profitable operations in the subsidiaries and joint venture. Current liabilities at June 30, 1999 consist principally of trade accounts payable, amounts due to SunBridge for purchased accounts receivable, estimated third-party payor settlements due Medicare and Medicaid, current portion of notes and capital leases payable, accrued payroll and related taxes, income taxes, and other accrued expenses (including the balance due for lawsuit settlement).

In August 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which was secured by its accounts receivable and other assets; borrowings under the line were also personally guaranteed by the Company's Chairman and President. The line of credit was utilized from time to time until December 1998 at which time a new line of credit was implemented.

In December 1998, the Company entered into a financing agreement with a healthcare lender for up to $4.5 million, which is secured by its accounts receivable and certain other assets. As of June 30, 1999, $3,631,000 was borrowed under this agreement. The Company has increased its utilization of this line of credit to finance working capital needs as a result of growing operations, accounts receivable increases, payback of Medicare and Medicaid settlements, costs of the lawsuit settlement and operating losses in the owned nursing homes.

Inflation has not had, nor is it expected to have, a material impact on the operations and financial condition of the Company.

Forward Looking Statements

This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors.


Item 8. Financial Statements and Supplementary Data

      Index to Consolidated Financial Statements

      Reports of Independent Certified Public Accountants on Consolidated
            Financial Statements as of June 30, 1999 and 1998 and for the Years Ended June 30, 1999, 1998 and 1997

      Financial Statements:

            Consolidated Balance Sheets
                  June 30, 1999 and 1998

            Consolidated Statements of Operations
                  Years Ended June 30, 1999, 1998 and 1997

            Consolidated Statements of Changes in Stockholders' Equity Years
                  Ended June 30, 1999, 1998 and 1997

            Consolidated Statements of Cash Flows,
                  Years Ended June 30, 1999, 1998 and 1997

            Notes to Consolidated Financial Statements

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      None.

                        DISANTO BERTOLINE & COMPANY, P.C.
                         628 Hebron Avenue, Building #3
                              Glastonbury, CT 06033

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Lexington Healthcare Group, Inc.
  Farmington, Connecticut

We have audited the accompanying consolidated balance sheets of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 1999, 1998 and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 1999 and 1998, and the results of their operations and their cash flows for the years ended June 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles.


DISANTO BERTOLINE & COMPANY, P.C.


Glastonbury, Connecticut
September 24, 1999

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 1999 AND 1998

                                                                             1999            1998
                                    ASSETS                               -----------     -----------
CURRENT ASSETS
    Cash and cash equivalents                                            $ 3,675,000     $   831,000
    Accounts receivable - net of allowance for
      doubtful accounts of $848,000 and $346,000
      for 1999 and 1998, respectively                                     16,092,000      10,848,000
    Estimated third-party payor settlements-Medicare                              --         197,000
    Note receivable-related party                                                 --         595,000
    Inventories                                                            1,058,000         777,000
    Prepaid and other current assets                                       1,031,000         533,000
                                                                         -----------     -----------
            Total current assets                                          21,856,000      13,781,000

PROPERTY, EQUIPMENT & LEASEHOLD IMPROVEMENTS, net                          4,147,000       3,370,000

OTHER ASSETS
     Security deposits - related parties                                   2,337,000       2,337,000
     Residents' funds                                                        403,000         206,000
     Goodwill, net of accumulated amortization of  $358,000 and
        $190,000 for 1999 and 1998, respectively                           3,013,000       3,181,000
     Deferred tax asset                                                       35,000          35,000
     Bed licenses - net of accumulated amortization of $232,000
        and $116,000 for 1999 and 1998, respectively                       1,510,000       1,626,000
     Operating subsidy receivable (less current portion of $104,000)         555,000         701,000
     Other assets, net                                                       427,000         376,000
                                                                         -----------     -----------
                                                                           8,280,000       8,462,000
                                                                         -----------     -----------
                                                                         $34,283,000     $25,613,000
                                                                         ===========     ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable (current portion)                                     $ 3,748,000     $   313,000
     Due to SunBridge - purchased receivables                              2,582,000              --
     Accounts payable and accrued expenses                                13,473,000       8,532,000
     Estimated third-party payor settlements-Medicaid                        922,000       1,686,000
     Estimated third-party payor settlements-Medicare                         17,000              --
     Capital leases payable (current portion)                                119,000          85,000
     Income taxes payable                                                     40,000          91,000
                                                                         -----------     -----------
            Total current liabilities                                     20,901,000      10,707,000

OTHER LIABILITIES
     Notes payable (less current portion)                                  7,415,000       7,132,000
     Capital leases payable (less current portion)                           353,000         292,000
     Residents' funds payable                                                403,000         206,000
     Deferred rent                                                           314,000         364,000
     Other liabilities                                                       120,000              --
                                                                         -----------     -----------
                                                                           8,605,000       7,994,000
                                                                         -----------     -----------
            Total liabilities                                             29,506,000      18,701,000
                                                                         -----------     -----------

COMMITMENTS AND CONTINGENCIES (Note N)

MINORITY INTERESTS                                                           545,000         529,000

STOCKHOLDERS' EQUITY
     Common stock, par value $.01 per share, authorized
     15,000,000 shares                                                        41,000          41,000
     Additional paid-in capital                                            6,126,000       6,126,000
     Note receivable - related party                                        (574,000)             --
     Retained earnings (deficit)                                          (1,361,000)        216,000
                                                                         -----------     -----------
            Total stockholders' equity                                     4,232,000       6,383,000
                                                                         ===========     ===========
                                                                         $34,283,000     $25,613,000
                                                                         ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                    1999            1998            1997
                                                                ------------    ------------    ------------
REVENUES
    Net patient service revenue                                 $ 58,867,000    $ 57,610,000    $ 35,536,000
    Management fee revenue                                        17,620,000         225,000         279,000
    Other revenue                                                    405,000         417,000          85,000
                                                                ------------    ------------    ------------
            Total revenues                                        76,892,000      58,252,000      35,900,000

EXPENSES
    Facility operating expenses:
      Salaries and benefits                                       57,109,000      42,823,000      26,979,000
      Food, medical and other supplies                             7,778,000       4,077,000       2,689,000
      Other operating expenses                                     8,845,000       8,685,000       5,113,000
    Corporate, general and administrative expenses                 2,953,000       1,871,000       1,282,000
    Interest expense                                               1,040,000         792,000         178,000
                                                                ------------    ------------    ------------
            Total expenses                                        77,725,000      58,248,000      36,241,000
                                                                ------------    ------------    ------------

    Income (loss) from operations                                   (833,000)          4,000        (341,000)

OTHER INCOME (EXPENSE)
      Provision for lawsuit settlement                              (539,000)             --              --
      Gain on sale of bed licenses                                        --         280,000              --
                                                                ------------    ------------    ------------

      Income (loss) before income taxes and minority interest     (1,372,000)        284,000        (341,000)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                             15,000          30,000         (66,000)

MINORITY INTEREST IN INCOME OF CONSOLIDATED
     JOINT VENTURES                                                 (190,000)       (224,000)             --
                                                                ------------    ------------    ------------

    Net income (loss)                                           $ (1,577,000)   $     30,000    $   (275,000)
                                                                ============    ============    ============

    Basic earnings (loss)  per common share                     $      (0.38)   $       0.01    $      (0.10)
                                                                ============    ============    ============

    Weighted average number of common shares outstanding           4,125,000       4,125,000       2,724,000
                                                                ============    ============    ============

        The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                   Common Stock
                                             -------------------------   Additional     Note Rec.
                                               Number                      Paid-in       Related        Retained
                                              of Shares       Amount       Capital        Party         Earnings           TOTAL
                                             -----------   -----------   -----------    -----------    -----------      -----------

Balance, June 30, 1996                         2,462,000   $    25,000   $     1,000    $        --    $   461,000      $   487,000

Issuance of common stock for legal
    services rendered                            130,000         1,000        59,000             --             --           60,000

Issuance of common stock in connection
    with the acquisition of BALZ                 300,000         3,000     1,497,000             --             --        1,500,000

Issuance of common stock in connection
    with the acquisition of PRN                  108,000         1,000       539,000             --             --          540,000

Issuance of common stock and warrants
    in connection with initial public
    offering, net of issuance
    costs of $1,734,000                        1,125,000        11,000     4,072,000             --             --        4,083,000

Net loss                                              --            --            --             --       (275,000)        (275,000)
                                             -----------   -----------   -----------    -----------    -----------      -----------

Balance, June 30, 1997                         4,125,000        41,000     6,168,000             --        186,000        6,395,000

Additional costs of issuance                          --            --       (42,000)            --             --          (42,000)

Net income                                            --            --            --             --         30,000           30,000
                                             -----------   -----------   -----------    -----------    -----------      -----------

Balance, June 30, 1998                         4,125,000        41,000     6,126,000             --        216,000        6,383,000

Net loss                                              --            --            --             --     (1,577,000)      (1,577,000)

Reclassification of note receivable -
    related party                                     --            --            --       (574,000)            --         (574,000)
                                             -----------   -----------   -----------    -----------    -----------      -----------

Balance, June 30, 1999                         4,125,000   $    41,000   $ 6,126,000    $  (574,000)   $(1,361,000)     $ 4,232,000
                                             ===========   ===========   ===========    ===========    ===========      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                                             1999           1998            1997
                                                                                          -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                      $(1,577,000)   $    30,000    $  (275,000)
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                                         817,000        569,000        110,000
        Provision for doubtful accounts                                                       502,000        166,000        105,000
        Minority interest in income of consolidated joint ventures                            190,000        224,000             --
        Legal expenses pursuant to stock issuance                                                  --             --         60,000
        Benefit from deferred taxes                                                                --             --        (97,000)
        Loss on disposal of assets                                                                 --         27,000             --
        Gain on sale of bed licenses                                                               --       (280,000)            --
        Decrease in deferred rent                                                             (50,000)       (52,000)       (52,000)
        Changes in operating assets and liabilities:
          Increase in accounts payable and accrued expenses                                 4,941,000        752,000      1,099,000
          Due to SunBridge - purchased receivables                                          2,582,000             --             --
          Decrease in due to related parties, net                                                  --             --       (291,000)
          (Increase) decrease in other assets                                                 (51,000)      (417,000)        85,000
          (Decrease) increase  in income taxes payable                                        (51,000)      (113,000)       204,000
          Increase in inventories                                                            (281,000)      (274,000)      (240,000)
         (Decrease) increase in estimated third-party payor settlements--Medicaid
             and Medicare, net                                                               (550,000)     1,444,000         46,000
          Increase in prepaid and other current assets                                       (601,000)      (115,000)      (341,000)
          (Increase) decrease in accounts and operating subsidy receivable                 (5,600,000)    (3,046,000)       282,000
                                                                                          -----------    -----------    -----------
            Net cash provided by (used in) operating activities                               271,000     (1,085,000)       695,000
                                                                                          -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Repayments of note receivable - related party                                             120,000        787,000             --
    Proceeds from sale of bed licenses                                                             --      1,550,000             --
    Cash paid for businesses acquired                                                              --             --     (1,434,000)
    Increase in security deposits - related parties                                                --        (55,000)            --
    Increase in goodwill on  purchase of subsidiary                                                --        (75,000)            --
    Disbursements on note receivable - related party                                          (99,000)    (1,092,000)      (162,000)
    Acquisition of property, equipment and leasehold improvements                            (583,000)      (681,000)      (285,000)
                                                                                          -----------    -----------    -----------
            Net cash provided by (used in)  investing activities                             (562,000)       434,000     (1,881,000)
                                                                                          -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit, net                                                       3,431,000             --             --
    Proceeds of short term borrowings and Beverly receivables                                      --        400,000        500,000
    Proceeds from mortgage note                                                                    --        231,000             --
    Proceeds from issuance of common stock, net                                                    --             --      4,083,000
    Decrease in deferred registration costs                                                        --             --        198,000
    Proceeds of notes payable to officers                                                          --             --        100,000
    Repayment of notes payable to officers                                                         --        (29,000)      (110,000)
    Stock registration costs                                                                       --        (42,000)            --
    Repayment of short-term borrowing                                                              --       (200,000)    (2,763,000)
    Minority investment (distribution) in consolidated joint ventures                         (54,000)       305,000             --
    Repayments of mortgage and term notes payable                                            (120,000)       (88,000)            --
    Repayments of capital lease obligations                                                  (122,000)       (95,000)       (34,000)
                                                                                          -----------    -----------    -----------
            Net cash provided by financing activities                                       3,135,000        482,000      1,974,000
                                                                                          -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        2,844,000       (169,000)       788,000

CASH AND CASH EQUIVALENTS, beginning of year                                                  831,000      1,000,000        212,000
                                                                                          -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                                    $ 3,675,000    $   831,000    $ 1,000,000
                                                                                          ===========    ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                FOR THE YEARS ENDED JUNE 30, 1999, 1998 AND 1997

                                                                                       1999              1998               1997
                                                                                    -----------       -----------       -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
          Interest                                                                  $ 1,040,000       $   789,000       $   176,000
          Income taxes                                                                    9,000           145,000                --

    Non-cash investing and financing activities:
          Certain assets acquired through assumption of mortgage
             note payable                                                           $   392,000       $ 6,863,000       $        --
          Equipment and leasehold improvements acquired through
             assumption of notes payable and capital leases                             232,000           555,000                --
          Common stock issued in connection with legal services
              recorded as cost of issuance                                                   --                --            60,000
          Offset of note payable - officers/stockholders against
              note receivable - related party                                                --                --           266,000

    Details of businesses acquired was as follows:
           Fair value of assets acquired                                            $        --       $        --       $ 4,788,000
           Liabilities assumed                                                               --                --         1,314,000
                                                                                    -----------       -----------       -----------
           Purchase price, net of cash received                                              --                --         3,474,000
           Common stock issued for acquired businesses                                       --                --        (2,040,000)
                                                                                    -----------       -----------       -----------
           Net cash paid for acquired businesses                                    $        --       $        --       $ 1,434,000
                                                                                    ===========       ===========       ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lexington Healthcare Group, Inc. and all of its wholly-owned subsidiaries: Balz Medical Services, Inc. ("BALZ"), Professional Relief Nurses, Inc. ("PRN" ), Lexington Highgreen Holding, Inc. and Lexicore Rehab Services, L.L.C. (Lexicore) (collectively, the "Company") as well as the accounts of a joint venture controlled by the Company, Lexicon Pharmacy Services, L.L.C. All material intercompany balances and transactions have been eliminated in consolidation.

As of January 1, 1999, the Company acquired the remaining 50% membership interest of Lexicore for a nominal amount plus $120,000 of residual payments which are payable based on the occurrence of certain future events. The acquisition of Lexicore has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based on their fair value on the date of acquisition. The Company has not recorded any goodwill in connection with this purchase. Henceforth, the Company has accounted for Lexicore as a wholly-owned subsidiary and minority interest has been adjusted accordingly.

NATURE OF OPERATIONS

The Company is a long-term and subacute care provider, which operates six and manages an additional four nursing home facilities at June 30, 1999 with a total of 1,302 beds licensed by the State of Connecticut. The Company also provides medical supplies and durable medical equipment to nursing homes, provides physical, occupational and speech therapy and other services to qualified health care facilities, and provides health care services in the homes of its patients.

JOINT VENTURE

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


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

JOINT VENTURE (Continued)

For financial reporting purposes, the assets, liabilities and earnings of this joint venture have been included in the Company's consolidated financial statements. The other member's interest in the joint venture has been recorded as minority interest.

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

MANAGEMENT FEES

As consideration for services provided under an interim management agreement with SunBridge Healthcare Corporation (see Note B), the Company is entitled to retain the excess of any revenues earned in the delivery of patient services over the expenses incurred during the term and will be responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term. Such revenues have been classified as management fee revenue in the accompanying consolidated statement of operations.

The Company recognizes other management fees as they are earned and accrues related fees payable to subcontractors as they are incurred.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, the Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had cash equivalents of $1,172,000 at June 30, 1999 and $141,000 at June 30, 1998, consisting of overnight investments.

INVENTORIES

Inventories consisting of food, chemicals and supplies are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements are stated at cost. Depreciation is provided on a straight-line basis over the estimated useful lives of the property and equipment. Leasehold improvements are amortized over the remaining period of the respective leases or the estimated useful lives of the improvement, whichever is shorter.

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


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING STANDARDS

IMPAIRMENT OF LONG-LIVED ASSETS

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

STOCK BASED COMPENSATION

In fiscal 1997, the Company adopted Statement of Financial Accounting Standards
(SFAS) No. 123, "Accounting for Stock-Based Compensation", which establishes a fair value based method of accounting for an employee stock option or similar equity instrument. SFAS No. 123 gives entities a choice of recognizing related compensation expense by adopting the new fair value method or to continue to measure compensation using the intrinsic value approach under Accounting Principles Board (APB) Opinion No. 25, the former standard. If the former standard for measurement is elected, SFAS No. 123 requires supplemental disclosure to show the effects of using the new measurement criteria. The Company intends to continue using the measurement prescribed by APB Opinion No. 25 and accordingly, this pronouncement will not affect the Company's consolidated financial position or results of operations.

EARNINGS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The objective of SFAS No. 128 is to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. It replaces the presentation of primary and fully-diluted EPS with a presentation of basic and diluted EPS. All prior period EPS data presented has been restated to conform with the provisions of this statement. Dilutive earnings per share has not been presented as the potentially dilutive stock options are anti-dilutive.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING STANDARDS (Continued)

COMPREHENSIVE INCOME

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," which established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company has no material components of other comprehensive income (loss) and, accordingly, the Company's comprehensive income
(loss) is the same as its net income (loss) for all years presented.

SEGMENT REPORTING

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report financial and descriptive information about their operating segments. The Company provides health care services and many other closely related ancillary services to its patients and residents. All of these services fall within one reportable segment as defined in SFAS No. 131.

NOTE B - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS

REORGANIZATION AND PUBLIC STOCK OFFERING

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


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE B - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS (Continued)

ACQUISITIONS - BALZ AND PRN

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

The acquisitions of BALZ and PRN have been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and the liabilities assumed based upon their fair values at date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $3,371,000 and has been recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The amount of goodwill amortization was $168,000, $170,000 and $20,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

The purchase price was allocated as follows:

                                                       BALZ             PRN
                                                       ----             ---

           Working capital, other than cash           $516,000       $268,000
           Property and equipment                       80,000         71,000
           Other assets                                     --         38,000
           Goodwill                                  1,135,000      2,236,000
           Other liabilities                          (315,000)      (555,000)
                                                   -----------    -----------
           Purchase price, net of cash received     $1,416,000     $2,058,000
                                                   ===========    ===========


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE B - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS (Continued)

ACQUISITIONS - GREENWOOD AND HIGHLAND NURSING HOMES

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

The acquisition has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased based on their fair values at the date of acquisition. The Company has not recorded any goodwill in connection with this purchase but has allocated $1,742,000 of the purchase price to bed licenses, which is being amortized over 15 years. The amount of bed license amortization was $116,000 in each of the years ended June 30, 1999 and 1998.

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


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE B - REORGANIZATION, PUBLIC STOCK OFFERING AND ACQUISITIONS (Continued)

ACQUISITIONS - GREENWOOD AND HIGHLAND NURSING HOMES (Continued)

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

MANAGEMENT OF SUN HOMES AND SUBSEQUENT ACQUISITION OF ADAMS AND HERITAGE

On November 1, 1998 the Company began providing management services for four skilled nursing facilities in Connecticut under an interim Management Agreement with SunBridge Healthcare Corporation ("SunBridge"), a New Mexico corporation and nation-wide healthcare provider.

As consideration for the services provided under this Management Agreement, the Company is entitled to retain the excess of any revenues earned in the delivery of patient services over the expenses incurred during the term and will be responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term. Under the terms of the agreement SunBridge retained responsibility for all building lease costs. In addition, the Company purchased substantially all of SunBridge's accounts receivable for these facilities. As of June 30, 1999, the balance owed is presented as "Due to SunBridge - purchased receivables" in the accompanying consolidated balance sheet.

As a result of this agreement, the Company earned management fees of $17,394,000 and incurred costs and expenses of $17,004,000 during the year ended June 30, 1999.

Subsequent to the end of its fiscal year, the Company finalized agreements to acquire the operations of two of the managed facilities, Adams House and Heritage Heights, effective September 1, 1999. Initially the buildings will be leased with an option to purchase. These facilities are located in Torrington and Danbury, CT and have a total of 240 skilled nursing beds.

Management contracts covering the two other SunBridge facilities with a total of 239 skilled nursing beds were terminated as of August 31, 1999 and the operations of those facilities were returned to SunBridge.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE C - FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, residents' funds, accounts receivable, note receivable-related party, security deposits-related parties, and operating subsidy receivable.

Cash and cash equivalents and residents' funds

The Company places its cash deposits with high credit-quality institutions and such deposits exceeded federal depository insurance limits by approximately $3,066,000 at June 30, 1999. However, the Company has not experienced any losses in this area and management believes its cash deposits are not subject to significant credit risk.

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

The mix of receivables from patients, third-party payors and others as of June 30, 1999, 1998 and 1997 is as follows:

                                                           1999    1998    1997
                                                           ----    ----    ----

     Medicare and Medicaid                                  68%      71%     80%
     Private insurance and other nongovernment agencies     26       25      10
     Other                                                   6        4      10
                                                           ---      ---     ---
                                                           100%     100%    100%
                                                           ====     ====    ====

Note receivable-related party

This amount is controlled by an officer and director of the Company and is collateralized. Subsequent to year end, the Company seized the collateral as settlement of the obligations (see Note F).


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE C - FINANCIAL INSTRUMENTS (Continued)

CONCENTRATIONS OF CREDIT RISK (Continued)

Operating subsidy receivable

This amount is due from Beverly, a provider of health care services throughout the United States, in connection with the Company's purchase of the assets of two nursing homes (see Note B). The receivable is unsecured, but Beverly has made all required payments in a timely manner, and management believes it is not subject to significant credit risk.

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

The carrying amounts of the Company's financial instruments approximate their fair values as outlined below:

      Cash and cash equivalents, residents' funds, accounts receivable and accounts and accrued expenses payable:
      The carrying amounts approximate their fair values because of the short maturity of those instruments.

      Notes payable and obligations under capital leases:
      The carrying amounts approximate fair value because the interest rates on the notes or leases approximate the Company's current borrowing rate.

Management has determined that it is not practicable to estimate the fair value of the note receivable - related party, security deposits - related parties, and operating subsidy receivable due to the lack of marketability of these financial instruments.

The Company's financial instruments are held for other than trading purposes.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE D - THIRD-PARTY REVENUE ADJUSTMENTS AND SETTLEMENTS

The Company has recorded reductions in patient service revenue of $443,000, $699,000 and $45,000 during the years ended June 30, 1999, 1998 and 1997, respectively, in connection with adjustments of previously recorded estimated settlements as shown below:

                                   Year ended June 30,
                                   -------------------
                           1999           1998           1997
                           ----           ----           ----
           Medicare      $(402,000)     $(115,000)     $(45,000)
           Medicaid        (41,000)      (584,000)           --
                         ---------------------------------------
                         $(443,000)     $(699,000)     $(45,000)
                         =========      =========      ========

As of June 30, 1999 and 1998 the Company had recorded the following amounts as receivable and payable in connection with estimated Medicare and Medicaid settlements:

                           1999            1998
                           ----            ----
      Receivable               --        $197,000
      Payable            $939,000       1,686,000

Such amounts represent management's best estimates of the amounts expected to be realized or that may be due and are based on anticipated results of ongoing negotiations, interpretation of applicable regulations and other assumptions. It is reasonably possible that the amounts the Company will ultimately realize or be obligated to pay could differ materially in the near term.

NOTE E - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

                                                          June 30,     June 30,
                                                            1999         1998
                                                         -----------------------
      Land and land improvements                         $  359,000   $  321,000
      Building and building improvements                  1,803,000    1,486,000
      Equipment                                           1,734,000    1,339,000
      Leasehold improvements                              1,059,000      608,000
                                                         ----------   ----------
                                                          4,955,000    3,754,000
      Less: accumulated depreciation and amortization       808,000      384,000
                                                         ----------   ----------
                                                         $4,147,000   $3,370,000
                                                         ==========   ==========

Depreciation and amortization expense totaled $430,000, 267,000, and $90,000 for the years ended June 30, 1999, 1998, and 1997, respectively.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

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

During September 1998, the $649,000 balance was converted into an 8% interest-bearing promissory note due from the officer requiring monthly installments of $15,000 and a balloon payment of the remaining balance due May 31, 1999. As security for the note, the officer pledged 600,000 of his shares of the Company's common stock. Based on the above, the note receivable was classified as a current asset in the accompanying consolidated balance sheet at June 30, 1998.

Monthly payments totaling $120,000 were made during the year ended June 30, 1999, however, the balloon payment was not made at May 31, 1999. In July, the officer stated he would be unable to make the balloon payment and the Company, pursuant to Board of Director's approval, defaulted the note and seized the collateral of 600,000 shares in satisfaction of the note and interest due.

The 600,000 shares had a market bid price of $731,000 at the time of their surrender and the note and accumulated interest had a carrying value of $574,000. The Company's Board of Directors considers the difference between the market price and carrying value of the note receivable of $157,000 to be a reasonable and fair discount for the shares received.

Based on the above, the Company has presented the balance of the note receivable as a reduction of stockholders' equity in the accompanying consolidated balance sheet as of June 30, 1999.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE G - NOTES PAYABLE

Notes payable consist of the following:

                                                         June 30,      June 30,
                                                           1999          1998
                                                       -------------------------
      10% mortgage note secured by property
          and equipment of two nursing
          homes; due in 2022, with monthly
          installments of approximately $68,000        $ 7,342,000   $ 7,028,000
      10% bank line of credit                                   --       200,000
      Line of credit at prime plus 2%, (8.75% at
          June 30, 1999) secured by accounts
          receivable and other assets                    3,631,000            --
      9.45% equipment term notes; due in 2003
          with monthly installments of $2,200               84,000       102,000
      8.75% equipment term note payable to a bank;
          due in 2003 with monthly installments of
          approximately $2,000                              80,000        97,000
      Vehicle term notes; due in 2001
          with monthly installments of $1,000               26,000        18,000
                                                       -----------   -----------
                                                        11,163,000     7,445,000
               Less: current portion                     3,748,000       313,000
                                                       -----------   -----------
                                                       $ 7,415,000   $ 7,132,000
                                                       ===========   ===========

In July 1997, the Company financed the purchase of two nursing homes with a $6.8 million mortgage note payable to Nationwide Health Properties, Inc. Nationwide has agreed to finance up to $2 million in improvements to the nursing homes made in connection with change of ownership requirements. Through June 30, 1999, $623,000 has been advanced for such improvements and is included in the mortgage obligation above. In addition, the Company is required to maintain a debt service reserve of $360,000 which, as of June 30, 1999, is fully funded and is included in other assets in the accompanying consolidated balance sheets.

In December 1998, the Company entered into a financing agreement with a healthcare lender for a line of credit of up to $4.5 million, which is secured by its accounts receivable and certain other assets. This line of credit replaced the 10% $2,000,000 bank line of credit shown above. At June 30, 1999 the Company was not in compliance with two covenants of this loan agreement, but has obtained a waiver of compliance for those specific requirements existing at June 30, 1999.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE G - NOTES PAYABLE (Continued)

Aggregate principal maturities of notes payable in succeeding years are as follows:

         Year ending June 30:
                  2000                                       $ 3,748,000
                  2001                                           165,000
                  2002                                           155,000
                  2003                                           157,000
                  2004                                           129,000
                  Subsequent to 2004                           6,809,000
                                                             -----------
                                                             $11,163,000
                                                             ===========

NOTE  H - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                       June 30,       June 30,
                                                         1999           1998
                                                     ---------------------------

      Accounts payable                               $ 7,730,000     $ 5,534,000
      Accrued payroll and payroll taxes                4,118,000       2,310,000
      Other accrued expenses                           1,625,000         688,000
                                                     -----------     -----------
                                                     $13,473,000     $ 8,532,000
                                                     ===========     ===========

NOTE I - LEASE COMMITMENTS

CAPITAL LEASES

The following is an analysis of leased property under capital leases by major class at June 30, 1999:

      Equipment                                             $579,000
      Less: accumulated amortization                         157,000
                                                            --------
                                                            $422,000
                                                            ========

Amortization expense relative to leased property under capital leases totaled $80,000, $47,000, and $29,000 for the years ended June 30, 1999, 1998 and 1997 respectively, and is included in depreciation and amortization expense disclosed in Note E.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE I - LEASE COMMITMENTS (Continued)

CAPITAL LEASES (Continued)

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments:

      Year ending June 30:
               2000                                        $178,000
               2001                                         148,000
               2002                                         146,000
               2003                                         101,000
               2004                                          22,000
                                                           --------
               Total minimum lease payments                 595,000
               Less: amount representing interest           123,000
                                                           --------
                                                           $472,000
                                                           ========

RELATED PARTY OPERATING LEASES

The Company leases four of its nursing homes facilities (including certain equipment) under an operating lease with a partnership related through common ownership. The Company is responsible for property taxes, maintenance, insurance, etc. under the lease. The lease agreement, as amended, commenced on July 1, 1995 and is for a ten-year period, with four five-year renewal options at specified rents. In addition, the Company leases its corporate office space from an entity related through common ownership under an operating lease which expires in February 2013 and has two five-year renewal options with rent at then market rates. Further, the Company leases office and warehouse space from a limited liability company related through common ownership under an operating lease which expires January 31, 2002.

Future minimum lease payments required under these related party lease obligations, net of sublease rentals are as follows:

      Year ending June 30:
               2000                                         $ 2,679,000
               2001                                           2,680,000
               2002                                           2,687,000
               2003                                           2,674,000
               2004                                           2,687,000
               Thereafter                                     3,832,000
                                                             ----------
                                                            $17,239,000
                                                            ===========

Rent expense charged to operations under these related party operating leases aggregated $2,653,000, 2,538,000 and $2,488,000 for the years ended June 30, 1999, 1998, and 1997, respectively.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE I - LEASE COMMITMENTS (Continued)

RELATED PARTY OPERATING LEASES (Continued)

The Company has deposited with the related partnership, in connection with the nursing home facilities lease, a non-interest bearing security deposit of approximately $2.3 million as of June 30, 1999 and 1998. Such security deposit is comprised of a payment of approximately $1.3 million made by the Company on the related partnership's behalf and payments of $1 million representing excess rent which was paid to the related partnership prior to the retroactive reduction of periodic rent payments. The Company has also deposited, in connection with its corporate office lease, a non-interest bearing security deposit of approximately $55,000 as of June 30, 1999 and 1998.

Deferred rent payable represents the excess of rent expense determined on a straight-line basis over amounts paid to date pursuant to the lease with the related partnership.

OTHER OPERATING LEASES

The Company's PRN subsidiary has other operating leases which expire in various years through 2001. Rent expense charged to operations under such leases totaled approximately $82,000, $78,000 and $9,000 for the years ended June 30, 1999, 1998 and 1997, respectively. Future minimum lease payments required under these other operating leases are as follows:

      Year ending June 30:
               2000                               $39,000
               2001                                 3,000
                                                  -------
                                                  $42,000
                                                  =======

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

In April 1999, the Company issued to an investment banking firm warrants to purchase 250,000 shares of the Company's common stock. The warrants vest and are exercisable as follows:

                Date                 Number of warrants           Exercise price
                ----                 ------------------           --------------
           April 1, 1999                  125,000                     $1.00
         September 25, 1999               125,000                      1.50

None of the above warrants have been exercised.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE J - STOCKHOLDERS' EQUITY (Continued)

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

During the year ended June 30, 1998, the Company issued options to purchase 302,000 shares of its common stock to directors and employees at exercise prices ranging from $2.625 to $3.062 based on the market value at date of grant. The Board of Directors re-priced these outstanding options in November 1998 at $.87 based on the current market value. Such options vest at a rate of one-third per year and are fully vested on the fourth anniversary of their issuance. The options expire December 16, 2003 and March 17, 2004 depending on their date of issuance.

During the year ended June 30, 1999 33,000 options were cancelled when the employees to whom they were issued terminated their employment. Through June 30, 1999 no options have been exercised.

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

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and income per share would have been adjusted to the pro forma amounts indicated below:

The fair value of each option grant is estimated on the date of grant with the following assumptions:

      Expected dividend yield           0%
      Expected volatility               41%
      Risk-free interest rate           9%
      Expected life of options          72 months

                                                Year ended June 30, 1999     Year ended June 30, 1998
                                               -------------------------     ------------------------
                                               As reported     Pro forma     As reported   Pro forma
                                               -----------     ---------     -----------   ---------

      Net income (loss)                        $(1,577,000)   $(1,794,000)     $30,000     $(21,000)
                                               ============   ============     =======     =========

      Basic earnings (loss) per common share      $(.38)          $(.43)         $.01       $(.01)
                                                  ======          ======         ====       ======


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE J - STOCKHOLDERS' EQUITY (Continued)

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. As of June 30, 1999, the Company has issued no preferred stock.

NOTE K - OTHER MANAGEMENT FEES

The Company had managed a nursing home owned by an entity in which an officer and director of the Company has a controlling interest (see Note F); revenues earned in connection with this agreement were $18,000 and $72,000 for the years ended June 30, 1998 and 1997, respectively. The contract ended as of September 30, 1997. Also during the years ended June 30, 1999 and 1998 medical supplies, pharmacy products, and therapy services were provided to this entity by Balz, Lexicon and Lexicore. A total of $17,000 and $92,000 was charged for these products and services during the years ended June 30, 1999 and 1998, respectively; there was a balance due to the Company of $109,000 at June 30, 1999.

The Company also manages a second home which is an unrelated entity under a contract which extends through July 31, 1999 and generates an annual management fee of approximately $207,000. The Company subcontracts the management of this facility at an annual cost of approximately $188,000.

NOTE L - INCOME TAXES

The components of the provision for (benefit from) income taxes for the years ended June 30, 1999, 1998 and 1997 are as follows:

                                         1999           1998             1997
                                         ----           ----             ----

     Current:
         Federal                       $    --        $     --         $(11,000)
         State                          15,000          30,000           42,000
                                       -------        --------         --------
                                        15,000          30,000           31,000
                                       -------        --------         --------
     Deferred:
         Federal                            --              --          (97,000)
         State                              --              --               --
                                       -------        --------         --------
                                            --              --          (97,000)
                                       -------        --------         --------
                                       $15,000         $30,000         $(66,000)
                                       =======        ========         ========


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE L - INCOME TAXES (Continued)

Certain of the entities included in the consolidated financial statements were separate taxpayers for tax purposes for the first ten months of fiscal 1997. The income tax expense for all prior periods was recorded on an entity by entity basis as of May 14, 1997. Effective May 15, 1997, the entities became members of a consolidated group for tax purposes.

The significant components of the deferred tax provision for 1999, 1998 and 1997 are as follows:

                                         1999             1998           1997
                                         ----             ----           ----

Net operating loss                    $(143,000)      $ (84,000)      $      --
Bad debt reserve                       (154,000)        (52,000)        (80,000)
Property and equipment                   28,000          27,000         (14,000)
Organizational costs                    (32,000)         31,000         (24,000)
Deferred rent                            21,000          21,000        (172,000)
Accrued expenses                       (262,000)       (118,000)       (266,000)
Deferred revenue                         (1,000)        599,000              --
Valuation allowance                     543,000        (424,000)        459,000
                                      ---------       ---------       ---------
                                      $      --       $      --       $ (97,000)
                                      =========       =========       =========

The components of the net deferred tax asset and liability as of June 30, 1999 and 1998 were as follows:

Deferred tax assets (liabilities)                     1999              1998
---------------------------------                     ----              ----

Net operating losses                               $ 227,000         $  84,000
Bad debt reserve                                     286,000           132,000
Property and equipment                               (41,000)          (13,000)
Organizational costs                                  25,000            (7,000)
Deferred rent                                        130,000           151,000
Accrued expenses                                     646,000           384,000
Deferred revenue                                    (660,000)         (661,000)
Valuation allowance                                 (578,000)          (35,000)
                                                   ---------         ---------

Net deferred tax asset                             $  35,000         $  35,000
                                                   =========         =========


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE L - INCOME TAXES (Continued)

The Company has recorded a valuation allowance of $578,000 and $35,000 at June 30, 1999 and 1998, respectively, to reflect the estimated amount of deferred tax assets. A valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in future years.

The net change in the valuation allowance for deferred tax assets was an increase of $543,000 for the year ended June 30, 1999, a decrease of $424,000 for the year ended June 30, 1998 and an increase of a $459,000 for the year ended June 30, 1997.

The principal reasons for the difference between the statutory federal income tax rate and the effective rate are as follows:

                                                 1999        1998        1997
                                                 ----        ----        ----
Statutory federal income tax rate               (34.0%)      34.0%      (34.0%)
State taxes, net of federal benefits              1.2         7.0         8.8
Goodwill amortization                             5.0        20.2         2.2
Minority interest adjustment                     (4.5)      (26.8)         --
Purchase accounting adjustments and
  change in tax status                             --          --         3.6
Bad debt expense                                  8.8          --          --
Accrued expenses                                 11.7          --          --
Other adjustments                                16.5        (1.5)         --
Valuation allowance                              (3.7)      (22.3)         --
                                                -----       -----       -----
                                                  1.0%       10.6%      (19.4%)
                                                =====       =====       =====

NOTE M - RISKS AND UNCERTAINTIES

LABOR CONCENTRATION/PENSION CONTRIBUTION

As of June 30, 1999, approximately 63% of the Company's employees were covered by ten separate collective bargaining agreements with New England Health Care Employees Union, District 1199/SEIU, AFL-CIO ("Union") two of which expire in November, 2000 (representing 14% of the Company's employees) and another eight of which expire on March 15, 2001.

These employees participate in Union pension plans to which the Company contributes an amount stipulated in each collective bargaining agreement. For the years ended June 30, 1999, 1998 and 1997, contributions were approximately $1,458,000, 842,000 and $572,000, respectively.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE M - RISKS AND UNCERTAINTIES (Continued)

LABOR CONCENTRATION/PENSION CONTRIBUTION (Continued)

During the year ended June 30, 1999, the Company implemented a new defined-contribution pension plan for non-union employees to which the Company will contribute 4% of employee compensation annually; investments in the plan will be directed by the participants. In connection therewith the Company has recorded pension expense of $236,000 for the year ended June 30, 1999.

PATIENT SERVICE REVENUE

Approximately 85%, 82% and 86% of net patient service revenue was derived under federal and state third-party reimbursement programs in 1999, 1998 and 1997, respectively. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the nursing home industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company's ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which all Connecticut nursing homes operate.

Effective for the year ended June 30, 1999, the Company began receiving its nursing home Medicare reimbursement under a new per diem system known as the prospective payment system. This new system entirely changes the way the Company is paid for Medicare Part A services. The Company's success under this acuity-based system is largely dependent on managing patient utilization of clinical resources. The Company's ability to maintain its current level of Medicare reimbursement is uncertain.

MALPRACTICE INSURANCE

The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on an occurrence basis in ensuing years. As of June 30, 1999, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

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

YEAR 2000

The Company is continuing work on resolving the potential impact of the year 2000 on the ability of its computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures.

The Company utilizes a number of computer programs across its entire operation, however it primarily uses licensed software products, with a significant portion of processes and transactions centralized in only a few third party vendor packages. Certain of those packages were acquired in recent years and are Year 2000 compliant. Management has made plans to complete the conversion of remaining programs before the end of the calendar year.

The Company currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to assure that this does not occur, the Company plans to devote all resources required to resolve any significant Year 2000 issues in a timely manner.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 1999, 1998 AND 1997

NOTE N - COMMITMENTS AND CONTINGENCIES (Continued)

LAWSUIT SETTLEMENT AND CONTINGENCIES

The former President and Administrator of Professional Relief Nurses, Inc.
(PRN), the Company's home care subsidiary, initiated a lawsuit against Lexington Healthcare Group, Inc., PRN, and Jack Friedler, the Company's Chairman and CEO, in connection with her termination in July 1998. In September 1999 the Company reached a settlement in principle to avoid the expenses of protracted litigation. The Company has recorded a provision for lawsuit settlement of $539,000 in the accompanying consolidated statement of operations for the year ended June 30, 1999. The Company has funded a $350,000 cash bond as of June 30, 1999 which is included in prepaid and other current assets in the accompanying consolidated balance sheet.

The Company is also involved in other legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company's consolidated financial statements.


Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company, together with their ages and present positions with the Company are as follows:

Name                      Age    Position
----                      ---    --------
Jack Friedler..............67    Chief Executive Officer, Chairman of the
                                 Board and Director
Harry Dermer...............47    President, Chief Operating Officer and Director
Gary Coltek................42    Director
Dov Berkowitz, MD..........42    Director
Mary Archambault...........48    Executive Vice President and Secretary
Thomas E. Dybick...........51    Chief Financial Officer
Lawrence W. Fusco..........51    Controller

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

Item 11. Executive Compensation

The following table sets forth the cash compensation, as well as certain other compensation paid or accrued, by the Company to Jack Friedler, its Chief Executive Officer, and Harry Dermer, its President and Chief Operating Officer, Mary Archambault, it Executive Vice President and Secretary, and Thomas E. Dybick, its Chief Financial Officer during the fiscal years ended June 30, 1999, 1998 and 1997. Other than Messrs. Friedler, Dermer, Dybick and Ms. Archambault, no other executive officer of the Company had a total annual salary and bonus of $100,000 during the reported periods.

                               -------------------------------------------------
                                                                   Long Term
                                     Annual Compensation        Compensation
                               -------------------------------------------------
                                                                    Stock
Name and Principal Position        Year      Salary    Bonus   Options Granted
---------------------------    -------------------------------
Jack Friedler,                 Fiscal 1997  $260,000       --          --
Chief Executive Officer and    Fiscal 1998  $266,250  $17,586      60,000
Director                       Fiscal 1999  $270,022  $10,500          --

Harry Dermer,                  Fiscal 1997  $174,980       --          --
President, Chief Operating     Fiscal 1998  $179,196  $14,317      60,000
Officer and Director           Fiscal 1999  $200,086   $8,077          --

Thomas E. Dybick,              Fiscal 1997   $72,037       --          --
Chief Financial Officer        Fiscal 1998  $110,318   $4,392      20,000
                               Fiscal 1999  $117,808   $2,250          --

Mary Archambault,              Fiscal 1997  $159,783       --          --
Executive Vice President,      Fiscal 1998  $107,088  $15,041      40,000
Secretary, President of BALZ   Fiscal 1999  $135,874   12,923          --

The Company has employment agreements with each of Jack Friedler, Harry Dermer, and Mary Archambault. The agreements provide that such individuals shall devote substantially all of their working time and attention to the business of the Company and contain certain non-compete provisions.

Each of the agreements have an initial term of five years and are automatically renewable for successive one-year periods unless either the Company or the employee elects not to renew his or her employment.

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

During the year ended June 30, 1998, the Company issued options to purchase 180,000 shares of its common stock to the above-noted officers at exercise prices ranging from $2.625 to $3.062 based on the market value at date of grant. The Board of Directors re-priced all outstanding options to all grantees in November 1998 at $.87 per share based on the current market value at that date. Such options vest at a rate of one-third per year and are fully vested on the fourth anniversary of their issuance. The options expire December 16, 2003.

The former President and Administrator of Professional Relief Nurses, Inc.
(PRN), the Company's home care subsidiary, initiated a lawsuit against Lexington Healthcare Group, Inc., PRN, and Jack Friedler, the Company's Chairman and CEO, in connection with her termination in July 1998. In September 1999 the Company agreed in principle to settle this suit to avoid the expenses of protracted litigation. See Item 3 for further information.

Item 12. Security Ownership of Certain Beneficial Owners and Management

No person owned of record or was known to own beneficially more than five percent (5%) of the outstanding common stock of the Company except as noted below. The following table shows the amount of common stock owned as of September 28, 1999 by each Director, and by all Directors and officers as a group, consisting of six persons.

                                                    Amount and Nature
      Name of Beneficial Owner                        of Beneficial    Percent
                                                        Ownership        of
                                                  Shares Owned (1)(2)   Class
--------------------------------------------------------------------------------
Jack Friedler,  Chief Executive Officer,
  Chairman of the Board and Director                   1,446,500        40.2%
Harry Dermer, President, Chief Operating
  Officer and Director                                   635,500        17.7%
Dov Berkowitz, MD, Director                                5,000           *
Gary Coltek, Director                                      5,000           *
Mary Archambault, Executive Vice
  President, Secretary                                    73,333         2.0%
Thomas E. Dybick, Chief Financial Officer                  6,667           *

* Less than 1%

(1) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of Common Stock that an individual or group has the right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purpose of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown on the table.

(2) The number of shares beneficially owned includes 20,000 options out of the 60,000 granted to Mr. Friedler, 20,000 options out of the 60,000 granted to Mr. Dermer, 13,333 options out of the 40,000 granted to Ms. Archambault, 6,667 options out of the 20,000 granted to Mr. Dybick, 5,000 options out of the 15,000 granted to Dr. Berkowitz, and 5,000 options out of the 15,000 granted to Mr. Coltek.

Item 13. Certain Relationships and Related Transactions

In July 1995, the Company entered into an agreement to manage the day-to-day business affairs of Lexington House, Inc., a nursing home with 67 licensed beds. Lexington House was owned by Jack Friedler and his wife. As of June 30, 1997, Lexington House, Inc. was indebted to the Company in the amount of $290,000. Lexington House had agreed to a payment schedule of $10,000 per month.

During the year ended June 30, 1998, $23,000 was charged for management fees and costs, interest of $26,000 accumulated, and an additional $286,000 was advanced; $30,000 was repaid; the balance due at June 30, 1998 was $595,000. In July 1998 an additional $50,000 was advanced and interest of $4,000 accumulated, making the balance due $649,000 at July 31, 1998.

During September 1998, the $649,000 balance was converted into an 8% interest-bearing promissory note due from Mr. Friedler with $15,000 monthly installments and a balloon payment of the remaining balance due May 31, 1999. As security for the note, Mr. Friedler has pledged the right to receive a $15,000 monthly payment and also pledged 600,000 of his shares of the common stock of the Company.

Monthly payments totaling $120,000 were made through June 30, 1999. However, on May 6, 1999 Mr. Friedler suffered a heart attack, had by-pass surgery, and began a recovery period. The balloon payment was not made at May 31, but monthly payments were made in May and June 1999. In July, Mr. Friedler stated he would be unable to make the balloon payment and the Company, pursuant to Board of Director's approval, defaulted the note and seized the collateral of 600,000 shares in satisfaction of the note and interest due. The shares were cancelled by the transfer agent.

The 600,000 shares had a market bid price of $731,000 at the time of their surrender; the note and accumulated interest had a carrying value of $574,000. The Company's Board of Directors considers the difference of $157,000 between the market price and the carrying value of the note receivable to be a reasonable and fair discount for the shares received.

Based on the above, the Company has presented the balance of the note receivable and interest as a reduction of stockholders' equity in the accompanying consolidated balance sheet as of June 30, 1999. This resulted in a reduction of working capital and stockholders' equity of $574,000 as shown in that balance sheet.

In 1998 Lexicore Rehab Services, a Company controlled joint venture, provided $90,000 of services to a nursing home owned by Jack Friedler, the Company's Chairman and CEO. Subsequently, Mr. Friedler sold the operations of that entity, but those billings for services have not yet been paid. As of June 30, 1999, Mr. Friedler has re-confirmed the balances due the Company and has provided a payment plan and partial security of same.

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

Effective July 1, 1995, the Company entered into a ten-year lease, which was subsequently and retroactively amended, for four of the nursing homes operated by the Company. Jack Friedler, the Company's Chief Executive Officer is a 33.33% limited partner of the lessor, Fairfield Group Health Care Centers Limited Partnership ("Fairfield"). The Company's annual rent expense for the year ended June 30, 1999 was $2,468,000. The Company believes that the terms of the lease are as favorable to the Company as those that could have been obtained from nonaffiliated parties.

The partners owning the remaining 66.66% interest in Fairfield were also owners of an aggregate of 50% of the capital stock of PRN which interest was purchased by the Company for a total of $1,080,000. Jack Friedler was the owner of 25% of PRN; in exchange for Mr. Friedler's interest in PRN, the Company issued Mr. Friedler 108,000 shares of the Company's Common Stock valued at $540,000, based on the public offering price. Suzanne Nettleton, former President of PRN, was owner of the remaining 25% of the capital stock of PRN. The Company purchased Ms. Nettleton's interest for $540,000.

The Company leases its corporate office space from an entity in which Jack Friedler and Harry Dermer own 50% under an operating lease which expires in February 2013 and has two five-year renewal options with rent at then market rates. Annual gross rental expense under this lease is $125,000; subleases of space intended for future expansion have reduced the Company's annual rental expense to approximately $90,000 during the year ended June 30, 1999. Further, the Company leases office and warehouse space for BALZ from a related limited liability company owned in part by Messrs. Friedler and Dermer and Ms. Archambault under an operating lease which expires January 31, 2002. The Company's annual rent expense for the year ended June 30, 1999 was $59,000.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Financial Statements

      (1) The following financial statements and supplementary data are included in Part II Item 8:

            Report of Independent Certified Public Accountants on Financial Statements

            Financial Statements:
            Consolidated Balance Sheets - June 30, 1999 and 1998
            Consolidated Statements of Operations -
                  Years Ended June 30, 1999, 1998 and 1997
            Consolidated Statements of Changes in Stockholders' Equity -
                  Years Ended June 30, 1999, 1998 and 1997
            Consolidated Statements of Cash Flows -
                  Years Ended June 30, 1999, 1998 and 1997
            Notes to Consolidated Financial Statements

      (2) The following schedule for the years 1999, 1998 and 1997 is submitted herewith:

            Report of Independent Certified Public Accountants on Financial Statement Schedule

            Schedule II  - Valuation and Qualifying Accounts

            All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K:

      No reports were filed during the quarter ended June 30, 1999.

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

      LEXINGTON HEALTHCARE GROUP, INC.
                (Registrant)


      By: s/Harry Dermer
          ---------------------------
      Harry Dermer, President, Chief Operating Officer and Director

      Date: September 28, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      s/Jack Friedler        Chief Executive Officer,   Date: September 28, 1999
      ---------------------  Chairman of the Board
      Jack Friedler          and Director


      s/Thomas E. Dybick     Chief Financial Officer    Date: September 28, 1999
      ---------------------
      Thomas E. Dybick


                             Director                   Date: September 28, 1999
      ---------------------
      Gary Coltek


                             Director                   Date: September 28, 1999
      ---------------------
      Dov Berkowitz, MD


                             Executive Vice President   Date: September 28, 1999
      ---------------------  and Secretary
      Mary Archambault


      s/Lawrence W. Fusco    Controller                 Date: September 28, 1999
      ---------------------
      Lawrence W. Fusco

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                  SCHEDULE OF COMPUTATION OF EARNINGS PER SHARE
                      (In thousands, Except Per Share Data)

                                                                 Years Ended June 30,
                                                            1999          1998         1997
                                                        ---------------------------------------

Net income (loss)                                       $(1,577,000)   $   30,000   $  (275,000)
                                                        -----------    ----------   -----------

Net income (loss) for basic earnings per common share   $(1,577,000)   $   30,000   $  (275,000)
                                                        ===========    ==========   ===========

Weighted average number of common shares outstanding
during the year                                           4,125,000     4,125,000     2,724,000
                                                        -----------    ----------   -----------

Weighted average number of shares used in
calculation of basic earnings per share                   4,125,000     4,125,000     2,724,000
                                                        ===========    ==========   ===========

Basic earnings (loss) per common share                  $     (0.38)   $      .01   $     (0.10)
                                                        ===========    ==========   ===========

Earnings per common share is computed using the weighted average number of shares deemed outstanding as adjusted for the exchange of shares between entities under common control. Dilutive earnings per share has not been presented as the potentially dilutive stock options are anti-dilutive.

                        LEXINGTON HEALTHCARE GROUP, INC.
                            SCHEDULE OF SUBSIDIARIES

PARENT (Registrant)
Lexington Healthcare Group, Inc.

Wholly-owned subsidiaries
Balz Medical Services, Inc.
Lexington Highgreen Holding, Inc.
Professional Relief Nurses, Inc.
Lexicore Rehab Services, LLC

                        DISANTO BERTOLINE & COMPANY, P.C.
                         628 Hebron Avenue, Building #3
                              Glastonbury, CT 06033

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Lexington Healthcare Group, Inc.
  Farmington, Connecticut

We have audited the consolidated financial statements of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 1999 and 1998, and for the years ended June 30, 1999, 1998 and 1997, and have issued our report thereon dated September 24, 1999; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audit also included the financial statement schedule of Lexington Healthcare Group, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DISANTO BERTOLINE & COMPANY, P.C.


Glastonbury, Connecticut
September 24, 1999

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                                        Additions
                                           -------------------------------------
                                                                       Other
                                                        Charged to    Changes -
                              Balance at   Charged to     other         Add      Balance at
                              Beginning     Costs and    Account -    (Deduct)-    End of
Year        Description        of Year      Expenses     Describe     Describe      Year
-------------------------------------------------------------------------------------------

1999   Allowance for
       doubtful accounts       $346,000     $502,000                              $848,000
                               ========     ========                              ========

1998   Allowance for
       doubtful accounts       $180,000     $166,000                              $346,000
                               ========     ========                              ========

1997   Allowance for
       doubtful accounts       $ 75,000     $105,000                              $180,000
                               ========     ========                              ========