Form 10-Q
period 1999-09-30
LEXINGTON HEALTHCARE GROUP INC
filed 1999-11-15
CIK 1026348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended September 30, 1999

or

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
                                                      ------------

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 12, 1999 3,525,000 Shares of Common Stock outstanding

                        LEXINGTON HEALTHCARE GROUP, INC.
                          SEPTEMBER 30, 1999 FORM 10-Q
                                      INDEX

Part I  --  Financial Information

Item 1.     Consolidated Financial Statements

            Condensed Consolidated Balance Sheets -- September 30, 1999
            and June 30, 1999..............................................Pg.3.

            Condensed Consolidated Statements  of Operations -- Three months ended September 30, 1999 and 1998..............................Pg.4.

            Condensed Consolidated Statements of Cash Flows -- Three months ended September 30, 1999 and 1998..............................Pg.5.

            Notes to Condensed Consolidated Financial Statements.........Pg.6-9.

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations......................................Pg.10-14.

Part II  -- Other Information.

Item 1.     Legal Proceedings.............................................Pg.15.

Item 2.     Changes in Securities.........................................Pg.15.

Item 3.     Defaults Upon Senior Securities...............................Pg.15.

Item 4.     Submission of Matters to a Vote of Security Holders...........Pg.16.

Item 5.     Other Information.............................................Pg.16.

Item 6.     Exhibits and Reports on Form 8-K..............................Pg.16.

Signatures................................................................Pg.16.


                                                                         Page 2.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      September 30,      June 30,
                                                                           1999            1999
                                                                       (Unaudited)
                                                                       ------------    ------------
                                           ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                          $  1,454,000    $  3,675,000
    Accounts  receivable, net of allowance for doubtful
       accounts of $868,000 and $848,000, respectively                   13,533,000      16,092,000
    Inventories                                                           1,141,000       1,058,000
    Prepaid expenses and other current assets                             1,041,000       1,031,000
                                                                       ------------    ------------
            Total current assets                                         17,169,000      21,856,000

PROPERTY, EQUIPMENT & LEASEHOLD
IMPROVEMENTS, net                                                         4,363,000       4,147,000

OTHER ASSETS
     Goodwill, net                                                        2,971,000       3,013,000
     Security deposits - related parties                                  2,337,000       2,337,000
     Security deposits - other                                              945,000         371,000
     Bed licenses, net                                                    1,481,000       1,510,000
     Operating subsidy receivable (less current portion)                    518,000         555,000
     Other assets, net                                                       85,000          91,000
     Residents' funds                                                       481,000         403,000
                                                                       ------------    ------------
                                                                          8,818,000       8,280,000
                                                                       ------------    ------------
                                                                       $ 30,350,000    $ 34,283,000
                                                                       ============    ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable and accrued expenses                             $ 10,561,000    $ 13,473,000
     Due to SunBridge - purchased receivables                             2,582,000       2,582,000
     Estimated third-party payor settlements                                678,000         939,000
     Notes and capital leases payable (current portion)                   2,908,000       3,867,000
     Income taxes payable                                                    40,000          40,000
                                                                       ------------    ------------
            Total current liabilities                                    16,769,000      20,901,000

OTHER LIABILITIES
     Notes and capital leases payable (less current portion)              7,817,000       7,768,000
     Deferred rent                                                          299,000         314,000
     Residents' funds payable                                               481,000         403,000
     Other liabilities                                                      120,000         120,000
                                                                       ------------    ------------
                                                                          8,717,000       8,605,000
                                                                       ------------    ------------
            Total liabilities                                            25,486,000      29,506,000
                                                                       ------------    ------------

MINORITY INTEREST                                                           602,000         545,000

STOCKHOLDERS' EQUITY
     Common stock, par value $.01 per share, authorized
     15,000,000 shares, issued 4,125,000 shares                              41,000          41,000
     Additional paid-in capital                                           6,126,000       6,126,000
     Note receivable - related party                                             --        (574,000)
     Treasury stock, at cost, 600,000 shares                               (576,000)             --
     Deficit                                                             (1,329,000)     (1,361,000)
                                                                       ------------    ------------
            Total stockholders' equity                                    4,262,000       4,232,000
                                                                       ------------    ------------
                                                                       $ 30,350,000    $ 34,283,000
                                                                       ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                         Page 3.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                1999            1998
                                                                ----            ----
REVENUES
    Net patient service revenue                            $ 16,738,000    $ 15,554,000
    Management fee revenue                                    4,522,000          52,000
    Other revenue                                                80,000          92,000
                                                           ------------    ------------
            Total revenues                                   21,340,000      15,698,000

EXPENSES
    Operating expenses:
      Salaries and benefits                                  15,972,000      10,761,000
      Food, medical and other supplies                        2,152,000       1,827,000
      Other operating expenses                                2,108,000       1,854,000
    Corporate, general and administrative expenses              721,000         715,000
    Interest expense                                            288,000         233,000
                                                           ------------    ------------
            Total expenses                                   21,241,000      15,390,000
                                                           ------------    ------------

    Income before income taxes and minority interest             99,000         308,000

INCOME TAXES                                                     10,000          43,000

MINORITY INTEREST IN INCOME OF CONSOLIDATED
    JOINT VENTURES                                              (57,000)       (161,000)
                                                           ------------    ------------

    Net income                                             $     32,000    $    104,000
                                                           ============    ============

    Basic earnings per common share                        $       0.01    $       0.03
                                                           ============    ============

    Weighted average number of common shares outstanding      3,695,000       4,125,000
                                                           ============    ============

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                         Page 4.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                                            1999           1998
                                                                            ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                          $    32,000    $   104,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities                           197,000        176,000
   Minority interest in income of consolidated joint ventures               57,000        161,000
   Decrease in accounts receivable                                       2,559,000        557,000
   (Decrease) increase in accounts payable and accrued expenses         (2,912,000)        25,000
   Changes in other operating assets and liabilities                      (332,000)      (886,000)
                                                                       -----------    -----------
            Net cash provided by (used in) operating activities           (399,000)       137,000
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Note receivable - related party                                         (2,000)       (63,000)
    Increase in security deposits - other                                 (574,000)            --
    Acquisition of fixed assets                                           (209,000)      (199,000)
                                                                       -----------    -----------
            Net cash used in investing activities                         (785,000)      (262,000)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Repayments of line of credit - net                                    (963,000)            --
    Repayments of notes payable and capital lease obligations              (74,000)       (66,000)
                                                                       -----------    -----------
            Net cash used in financing activities                       (1,037,000)       (66,000)
                                                                       -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (2,221,000)      (191,000)

CASH AND CASH EQUIVALENTS, beginning of period                           3,675,000        831,000
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                               $ 1,454,000    $   640,000
                                                                       ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Certain assets acquired through assumption of mortgage note
      payable                                                          $    94,000    $    86,000
    Equipment and leasehold improvements acquired through assumption
      of notes payable and capital leases                                   33,000         72,000
    Receipt of treasury stock in satisfaction of note receivable -
      related party                                                        576,000             --

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                         Page 5.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to September 30, 1999 and for the three months ended September 30, 1999 and 1998 is unaudited)

NOTE A - THE COMPANY

The consolidated financial statements include the accounts of Lexington Healthcare Group, Inc. and all of its wholly-owned subsidiaries: Balz Medical Services, Inc. ("BALZ"), Professional Relief Nurses, Inc. ("PRN"), Lexington Highgreen Holding, Inc., and LexiCore Rehab Services, LLC ("Lexicore"), collectively, the "Company", as well as the accounts of Lexicon Pharmacy Services, LLC ("Lexicon"), a 70% owned joint venture controlled by the Company. All material intercompany balances and transactions have been eliminated in consolidation.

The Company is a long-term and subacute care provider which operates or manages eight nursing home facilities at September 30, 1999 with 1,063 beds licensed by the State of Connecticut. BALZ provides medical supplies and durable medical equipment to nursing homes ; PRN provides health care services in the homes of its patients. Lexicore and Lexicon provide rehab and pharmacy services respectively to patients in the Company's and other nursing homes.

NOTE B - BASIS OF PRESENTATION

The financial information included herein is unaudited and presented on a condensed basis; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented although the results shown for the interim periods presented herein are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed balance sheet data as of June 30, 1999 is derived from audited financial statements; certain line items have been combined or condensed in their presentation herein.

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


                                                                         Page 6.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to September 30, 1999 and for the three months ended September 30, 1999 and 1998 is unaudited)

NOTE C - REORGANIZATION, PUBLIC STOCK OFFERING, ACQUISITIONS AND NEW BUSINESSES (Continued)

On October 15, 1997 Lexicore Rehab Services, LLC began operations as a 50% owned joint venture with Core Rehab Management, LLC. The results of its operations from inception are included in the Company's condensed consolidated financial statements with appropriate recognition of minority interest. As of January 1, 1999, the Company acquired the remaining 50% membership interest for a nominal amount plus $120,000 of residual payments which are payable based on the occurrence of certain future events. Henceforth the Company accounted for Lexicore's operations as a wholly-owned subsidiary; minority interest has been adjusted accordingly.

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

As consideration for the services provided under this Management Agreement, the Company is entitled to retain the excess of any revenues earned in the delivery of patient services over the expenses incurred during the term and will be responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term. Under the terms of the agreement SunBridge retained responsibility for all building lease costs. In addition, the Company purchased substantially all of SunBridge's accounts receivable for these facilities. As of September 30, 1999, the balance owed is presented as "Due to SunBridge - purchased receivables" in the accompanying consolidated balance sheet.

Effective September 1, 1999, the Company agreed to acquire the operations of two of the managed facilities, Adams House and Heritage Heights. Initially the buildings will be leased with an option to purchase. These facilities have a total of 240 skilled nursing beds. Management contracts covering the two other SunBridge facilities with a total of 239 skilled nursing beds were terminated as of August 31, 1999 and the operations of those facilities were returned to SunBridge.

In connection with the management agreement and operation of these facilities, the Company earned management fees and patient service revenue of $5,501,000 and incurred costs and expenses of $5,508,000 during the three months ended September 30, 1999.


                                                                         Page 7.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to September 30, 1999 and for the three months ended September 30, 1999 and 1998 is unaudited)

NOTE D - NOTE RECEIVABLE-RELATED PARTY AND TREASURY STOCK

In July 1999, the Company, pursuant to Board of Director's approval, defaulted an 8% interest-bearing promissory note due from an officer and director of the Company and seized the collateral of 600,000 shares of the Company's common stock in satisfaction of the note and interest due. The shares received have been put into the Company's treasury.

The 600,000 shares had a market bid price of $731,000 at the time of their surrender and the note and accumulated interest had a carrying value of $576,000. The Company's Board of Directors considers the difference between the market price and carrying value of the note receivable of $155,000 to be a reasonable and fair discount for the shares received.

NOTE E - CONTINGENCIES

In October 1999, the Company announced that certain employees of the Company were served with a subpoena by the Office of the U.S. Attorney to testify before a grand jury in the U.S. District Court, District of Connecticut. The Company and certain members of senior management have been named as targets of the government's investigation. In addition, the Company has provided certain documents to the government.

The Company has established an independent committee of the Board of Directors to supervise its own investigation. The Company is cooperating fully with the inquiry and is confident that the Company has not committed any wrongdoings. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements.

The Company is involved in other legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company's condensed consolidated financial statements.


                                                                         Page 8.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to September 30, 1999 and for the three months ended September 30, 1999 and 1998 is unaudited)

NOTE F - RISKS AND UNCERTAINTIES

The Company receives its nursing home Medicare reimbursement under a new per diem system known as the prospective payment system. This new system entirely changed the way the Company is paid for Medicare Part A services. The Company's success under this acuity-based system is largely dependent on managing patient utilization of clinical resources. The Company's ability to maintain its current level of Medicare reimbursement is uncertain.


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

During the fiscal year ended June 30, 1998, the Company expanded its nursing home operations with the acquisition of two additional facilities, formed and began operating two healthcare joint venture companies, and initiated plans to acquire additional nursing homes.

Under a Management Agreement with SunBridge Healthcare Corporation, effective November 1, 1998, the Company began providing management services to four skilled nursing facilities. Growth also continued in its joint-venture ancillary businesses.

Effective September 1, 1999, the Company agreed to acquire the operations of two of the managed facilities, Adams House and Heritage Heights. Initially the buildings will be leased with an option to purchase. These facilities have a total of 240 skilled nursing beds.

Management contracts covering the two other SunBridge facilities with a total of 239 skilled nursing beds were terminated as of August 31, 1999 and the operations of those facilities were returned to SunBridge.

As of January 1, 1999, the Company acquired the remaining 50% membership interest in one of the above-noted joint ventures, Lexicore Rehab Services, L.L.C., for a nominal amount plus $120,000 of residual payments. Henceforth the Company accounted for Lexicore's operations as a wholly-owned subsidiary; minority interest has been adjusted accordingly.

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


                                                                        Page 10.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating strategy is to increase nursing home profitability levels, through aggressive marketing and by offering rehabilitation therapies and other specialized services; by adhering to strict cost standards at the Facility level while providing effective patient care and containing corporate overhead expenses; and by becoming a fully integrated health network whereby the Company will increase marketing of medical products and supplies, rehabilitative services, institutional pharmaceutical services and nursing services to affiliated and non-affiliated nursing homes and hospitals, as well as patients at home.

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


                                                                        Page 11.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three months ended September 30, 1999 ("1999 period") vs. three months ended September 30, 1998 ("1998 period")

For the three months ended September 30, 1999, the Company had total revenues of $21,340,000 and total expenses of $21,241,000. For the three months ended September 30, 1998, the Company had total revenues of $15,698,000 and total expenses of $15,390,000. The Company had net income of $32,000 or $.01 per share for the three months ended September 30, 1999 after providing income taxes of $10,000. The Company had net income of $104,000 or $.03 per share for the three months ended September 30, 1998, after providing for income taxes of $43,000.

For the three months ended September 30, 1999, operating expenses consisted of salaries and benefits of $15,972,000, food, medical and other supplies of $2,152,000, and other operating expenses (including rent of $703,000) of $2,108,000. Also, the Company had corporate, general and administrative expenses of $721,000 and interest expense of $288,000.

Revenues in the 1999 period increased over the 1998 period by $5,642,000 or 36%, largely as a result of the management agreement effective November 1, 1998. Of this net increase, $5,501,000 pertained to the new management agreement and $345,000 pertained to the nursing facilities due to payer mix and rate changes; there was a $204,000 net revenue decrease in the joint ventures and the ancillary businesses acquired in 1997.

Operating expenses in the 1999 period increased over the 1998 period by $5,790,000 or 40% largely as a result of the management agreement and joint ventures noted above and the increased volume in the ancillary businesses. Of this net increase, $5,508,000 pertained to the management agreement effective November 1, 1998. In addition, net nursing home costs increased by $378,000 mostly for higher wage and benefit costs resulting from state-funded Medicaid rate increases. There was a $96,000 expense decrease in joint ventures and the ancillary businesses acquired in 1997. Administrative and general expenses increased by $6,000. Interest costs increased by $55,000 as a result of additional borrowings.

Income taxes were provided in the 1999 period on pre-tax income of $42,000; the combined federal and state effective rate was 24%. Income taxes were provided in the 1998 period on pre-tax income of $147,000; the combined federal and state effective rate was 29%.

Liquidity and Capital Resources

Since its formation in 1995, the Company has primarily financed its operations through operating revenues, borrowings from the prior operator of certain of the Facilities and other private lenders (including stockholders), by financing its accounts receivable, through a public offering of its common stock which raised net proceeds of approximately $4.1 million and through the sale of a portion of certain bed licenses acquired in 1997.


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

The Company made certain expenditures on behalf of Lexington House in anticipation that it would acquire Lexington House. Subsequently, the negotiations for the sale were terminated because the Company determined that such facility required too many capital improvements. As of September 30, 1998, Lexington House, Inc. was indebted to the Company for $649,000 which amount was formalized into an 8% interest bearing promissory note from Mr. Friedler.

In July 1999, the Company, pursuant to Board of Director's approval, defaulted the note and seized the collateral of 600,000 shares of the Company's common stock in satisfaction of the note and interest due. The shares received have been put into the Company's treasury.

The 600,000 shares had a market bid price of $731,000 at the time of their surrender and the note and accumulated interest had a carrying value of $576,000. The Company's Board of Directors considers the difference between the market price and carrying value of the note receivable of $155,000 to be a reasonable and fair discount for the shares received.

In August 1997, the Company obtained a $2,000,000 revolving line of credit from a bank, which was secured by its accounts receivable and other assets.

In December 1998, the Company refinanced this revolving line of credit with a $4.5 million financing agreement from a healthcare lender; the new financing is secured by certain accounts receivable and other assets. As of September 30, 1999, approximately $2,668,000 was borrowed under this line of credit.

During the three months ended September 30, 1999, the Company expended approximately $138,000 in capital improvements at its leased facilities. Any capital improvements made to the Facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system. During the three months ended September 30, 1999 the Company expended $66,000 for capital improvements at its owned facilities which was funded by the mortgagor under the terms of the mortgage.


                                                                        Page 13.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Working capital at September 30, 1999 was $400,000 as compared with working capital of $955,000 at June 30, 1999. During the three months ended September 30, 1999 the Company had made lease deposits in the amount of $574,000 and paid change of ownership capital expenses of $120,000 at its newly-leased facilities.

At September 30, 1999 the Company had cash and cash equivalents of $1,454,000, receivables of $13,533,000, inventories of $1,141,000, prepaid expenses and other current assets of $1,041,000. Current liabilities at September 30, 1999 consist of trade accounts payable, amounts due SunBridge Healthcare for accounts receivable purchased, estimated third-party payor settlements, current portion of notes and capital leases payable, accrued payroll and related taxes, income taxes, and other accrued expenses.

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


                                                                        Page 14.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In October 1999, the Company announced that certain employees of the Company were served with a subpoena by the Office of the U.S. Attorney to testify before a grand jury in the U.S. District Court, District of Connecticut. The Company and certain members of senior management have been named as targets of the government's investigation. In addition, the Company has provided certain documents to the government.

The Company has established an independent committee of the Board of Directors to supervise its own investigation. The Company is cooperating fully with the inquiry and is confident that the Company has not committed any wrongdoings. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements.

The Company had previously disclosed the existence of a lawsuit initiated by the former President and Administrator of Professional Relief Nurses, Inc. (PRN), the Company's home care subsidiary, against Lexington Healthcare Group, Inc., PRN, and Jack Friedler, the Company's Chairman and CEO, in connection with her termination in July 1998. In September 1999 the Company settled this suit to avoid the expenses of protracted litigation. The Company had recorded a provision for lawsuit settlement of $539,000 in the consolidated statement of operations during the year ended June 30, 1999. In October 1999, the Company paid the settlement in full utilizing a previously-posted $350,000 cash bond.

The Company is involved in other legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company.

Item 2. Change in Securities

In July 1999, the Company, pursuant to Board of Director's approval, defaulted an 8% interest-bearing promissory note due from an officer and director of the Company and seized the collateral of 600,000 shares of the Company's common stock in satisfaction of the note and interest due. The shares received have been put into the Company's treasury. The 600,000 shares had a market bid price of $731,000 at the time of their surrender and the note and accumulated interest had a carrying value of $576,000. The Company's Board of Directors considers the difference between the market price and carrying value of the note receivable of $155,000 to be a reasonable and fair discount for the shares received.

Item 3. Defaults Upon Senior Securities

                                      NONE


                                                                        Page 15.

Item 4. Submission of Matters to a Vote of Security Holders

                                      NONE

Item 5. Other Information

On October 1, 1999, the Registrant was notified by The Nasdaq - Amex Market Group that, based on their review of the Form 10-K for the year ended June 30, 1999, the Registrant was not in compliance with the net tangible asset criteria for continued listing on the Nasdaq SmallCap Market and as a result Nasdaq was reviewing the Company's eligibility for continued listing.

The Company responded with the plan for achieving compliance with the criteria. Nasdaq has not notified the Company that it has commenced the delisting process. In the event that Nasdaq does notify the Company that they intend to commence a delisting procedure, the Company intends to submit a Formal Plan for compliance. There can be no assurance that the Company will be successful in its efforts to remain listed on Nasdaq.

Item 6. Exhibits and Reports on Form 8-K

                                      NONE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    /s/ Jack Friedler
                                    --------------------------------------
                                    (Jack Friedler, Chief Executive Officer)
                                    (Duly Authorized Officer)


                                    /s/ Harry Dermer
                                    --------------------------------------
                                   (Harry Dermer, President)
                                   (Duly Authorized Officer)

Date  November 15, 1999             /s/ Thomas E. Dybick
      ------------------            --------------------------------------
                                    (Thomas E. Dybick, Chief Financial Officer)
                                    (Principal Financial Officer)


                                                                        Page 16.