Form 10-Q
period 1999-12-31
LEXINGTON HEALTHCARE GROUP INC
filed 2000-02-14
CIK 1026348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended December 31, 1999 or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ______to______

Commission File Number 0-22261
                       -------

                        LEXINGTON HEALTHCARE GROUP, INC.
             ------------------------------------------------------
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
                                                             ------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  |X|   No___

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 11, 2000 3,525,000 Shares of Common Stock outstanding

                        LEXINGTON HEALTHCARE GROUP, INC.
                           December 31, 1999 FORM 10-Q
                                      INDEX

Part I  --  Financial Information

Item 1.  Consolidated Financial Statements

         Condensed Consolidated Balance Sheets  --  December 31, 1999
         and June 30, 1999................................................Pg. 3.

         Condensed Consolidated Statements  of Operations  --  Six
         months and three months ended December 31, 1999 and 1998.........Pg. 4.

         Condensed Consolidated Statements of Cash Flows  --  Six
         months and three months ended  December 31, 1999 and
         1998.............................................................Pg. 5.

         Notes to Condensed Consolidated Financial Statements...........Pg. 6-9.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................Pg. 10-15.

Part II  --  Other Information.

Item 1.  Legal Proceedings...............................................Pg. 16.

Item 2.  Changes in Securities...........................................Pg. 16.

Item 3.  Defaults Upon Senior Securities.................................Pg. 16.

Item 4.  Submission of Matters to a Vote of Security Holders.............Pg. 17.

Item 5.  Other Information...............................................Pg. 17.

Item 6.  Exhibits and Reports on Form 8-K................................Pg. 17.

Signatures...............................................................Pg. 17.


                                                                         Page 2.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,          June 30,
                                                                                    1999                 1999
                                                                                 (Unaudited)
                                                                              -----------------     ---------------
                                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                $      1,917,000      $    3,675,000
     Accounts  receivable, net of allowance for doubtful
        accounts of $799,000 and $848,000, respectively                             14,004,000          16,092,000
     Inventories                                                                     1,022,000           1,058,000
     Prepaid expenses and other current assets                                         694,000           1,031,000
                                                                              -----------------     ---------------
            Total current assets                                                    17,637,000          21,856,000

PROPERTY, EQUIPMENT & LEASEHOLD
IMPROVEMENTS, net                                                                    4,336,000           4,147,000

OTHER ASSETS
      Goodwill, net                                                                  2,929,000           3,013,000
      Security deposits - related parties                                            2,337,000           2,337,000
      Security deposits - other                                                        968,000             371,000
      Bed licenses, net                                                              1,452,000           1,510,000
      Operating subsidy receivable (less current portion)                              482,000             555,000
      Other assets, net                                                                163,000              91,000
      Residents' funds                                                                 376,000             403,000
                                                                              -----------------     ---------------
                                                                                     8,707,000           8,280,000
                                                                              -----------------     ---------------
                                                                              $     30,680,000      $   34,283,000
                                                                              =================     ===============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued expenses                                   $     10,888,000      $   13,473,000
      Due to SunBridge - purchased receivables                                       2,582,000           2,582,000
      Estimated third-party payor settlements                                          448,000             939,000
      Notes and capital leases payable (current portion)                             3,099,000           3,867,000
      Income taxes payable                                                              96,000              40,000
                                                                              -----------------     ---------------
            Total current liabilities                                               17,113,000          20,901,000

OTHER LIABILITIES
      Notes and capital leases payable (less current portion)                        7,790,000           7,768,000
      Deferred rent                                                                    286,000             314,000
      Residents' funds payable                                                         376,000             403,000
      Other liabilities                                                                120,000             120,000
                                                                              -----------------     ---------------
                                                                                     8,572,000           8,605,000
                                                                              -----------------     ---------------
            Total liabilities                                                       25,685,000          29,506,000
                                                                              -----------------     ---------------

MINORITY INTEREST                                                                      646,000             545,000

STOCKHOLDERS' EQUITY
      Common stock, par value $.01 per share, authorized
      15,000,000 shares, issued 4,125,000 shares                                        41,000              41,000
      Additional paid-in capital                                                     6,126,000           6,126,000
      Note receivable - related party                                                       --            (574,000)
      Treasury stock, at cost, 600,000 shares                                         (576,000)                 --
      Deficit                                                                       (1,242,000)         (1,361,000)
                                                                              -----------------     ---------------
            Total stockholders' equity                                               4,349,000           4,232,000
                                                                              -----------------     ---------------
                                                                              $     30,680,000      $   34,283,000
                                                                              =================     ===============

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                         Page 3.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Six months ended                    Three months ended
                                                                       December 31,                          December 31,
                                                                       ------------                          ------------

                                                                   1999                1998              1999              1998
                                                                   ----                ----              ----              ----
REVENUES
    Net patient service revenue                             $   36,150,000       $  30,248,000      $ 19,412,000       $14,694,000
    Management fee revenue                                       4,565,000           4,596,000            43,000         4,544,000
    Other revenue                                                  136,000             169,000            56,000            77,000
                                                             --------------      --------------     -------------      ------------
            Total revenues                                      40,851,000          35,013,000        19,511,000        19,315,000

EXPENSES
    Operating expenses:
      Salaries and benefits                                     29,719,000          25,012,000        13,747,000        14,251,000
      Food, medical and other supplies                           4,201,000           3,693,000         2,049,000         1,866,000
      Other operating expenses                                   4,384,000           3,800,000         2,276,000         1,946,000
    Corporate, general and administrative expenses               1,681,000           1,434,000           960,000           719,000
    Interest expense                                               580,000             481,000           292,000           248,000
                                                             --------------      --------------     -------------      ------------
            Total expenses                                      40,565,000          34,420,000        19,324,000        19,030,000
                                                             --------------      --------------     -------------      ------------

    Income before income taxes and minority interest               286,000             593,000           187,000           285,000

INCOME TAXES                                                        66,000             123,000            56,000            80,000

MINORITY INTEREST IN INCOME OF CONSOLIDATED
      JOINT VENTURES                                              (101,000)           (287,000)          (44,000)         (126,000)
                                                             --------------      --------------     -------------      ------------
    Net income                                               $     119,000       $     183,000      $     87,000       $    79,000
                                                             ==============      ==============     =============      ============

    Basic earnings per common share                          $        0.03       $        0.04      $       0.02       $      0.02
                                                             ==============      ==============     =============      ============

    Weighted average number of common shares outstanding         3,610,000           4,125,000         3,525,000         4,125,000
                                                             ==============      ==============     =============      ============

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                         Page 4.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                           1999                 1998
                                                                                           ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $        119,000     $        183,000
   Adjustments to reconcile net income to net cash
      provided by operating activities                                                        393,000              333,000
   Minority interest in income of consolidated joint ventures                                 101,000              287,000
   Decrease (increase) in accounts receivable                                               2,088,000           (2,549,000)
   (Decrease) increase in accounts payable and accrued expenses                            (2,585,000)           1,357,000
   Due to SunRise Healthcare Group - purchased receivables                                         --            3,043,000
   Changes in other operating assets and liabilities                                         (101,000)          (1,188,000)
                                                                                     -----------------    -----------------
            Net cash provided by operating activities                                          15,000            1,466,000
                                                                                     -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Note receivable - related party                                                            (2,000)             (76,000)
    Repayments of note receivable - related party                                                  --               30,000
    Increase in security deposits - other                                                    (597,000)                  --
    Acquisition of fixed assets                                                              (269,000)            (326,000)
                                                                                     -----------------    -----------------
            Net cash used in investing activities                                            (868,000)            (372,000)
                                                                                     -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Repayments of) proceeds from line of credit - net                                       (769,000)           1,042,000
    Repayments of notes payable and capital lease obligations                                (136,000)            (125,000)
                                                                                     -----------------    -----------------
            Net (cash used in) provided by financing activities                              (905,000)             917,000
                                                                                     -----------------    -----------------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                      (1,758,000)           2,011,000

CASH AND CASH EQUIVALENTS, beginning of period                                              3,675,000              831,000
                                                                                     -----------------    -----------------

CASH AND CASH EQUIVALENTS, end of period                                             $      1,917,000     $      2,842,000
                                                                                     =================    =================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Certain assets acquired through assumption of mortgage note payable              $        126,000     $        315,000
    Equipment and leasehold improvements acquired through assumption
     of notes payable and capital leases.                                                      33,000              110,000
    Receipt of treasury stock in satisfaction of note receivable - related party              576,000                   --

   The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                         Page 5.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to December 31, 1999 and for the three months and six months ended December 31, 1999 and 1998 is unaudited)

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

The Company is a long-term and subacute care provider which operates eight nursing home facilities at December 31, 1999 with 1,063 beds licensed by the State of Connecticut. BALZ provides medical supplies and durable medical equipment to nursing homes ; PRN provides health care services in the homes of its patients. Lexicore and Lexicon provide rehab and pharmacy services respectively to patients in the Company's and other nursing homes.

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


                                                                         Page 6.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to December 31, 1999 and for the three months and six months ended December 31, 1999 and 1998 is unaudited)

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

On December 1, 1997 Lexicon Pharmacy Services, LLC began operations as a 70% owned joint venture with Pharmacy Corporation of America. The joint venture is controlled by the Company and the results of its operations from inception are included in the Company's condensed consolidated financial statements with appropriate recognition of minority interest. In January 2000, the Company agreed with its joint venture partner to terminate operations as of March 31, 2000. The Company has begun working with an unrelated company to receive pharmaceutical services.

On November 1, 1998 the Company began providing management services for four skilled nursing facilities in Connecticut under an interim Management Agreement with SunBridge Healthcare Corporation ("SunBridge"), a New Mexico corporation and nation-wide healthcare provider.

As consideration for the services provided under this Management Agreement, the Company was entitled to retain the excess of any revenues earned in the delivery of patient services over the expenses incurred during the term and was responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term. Under the terms of the agreement SunBridge retained responsibility for all building lease costs. In addition, the Company purchased substantially all of SunBridge's accounts receivable for these facilities. As of December 31, 1999, the balance owed is presented as "Due to SunBridge - purchased receivables" in the accompanying consolidated balance sheet.

Effective September 1, 1999, the Company acquired the operations of two of the managed facilities, Adams House and Heritage Heights; the buildings are leased with an option to purchase. These facilities have a total of 240 skilled nursing beds. Management contracts covering the two other SunBridge facilities with a total of 239 skilled nursing beds were terminated as of August 31, 1999 and the operations of those facilities were returned to SunBridge.


                                                                         Page 7.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to December 31, 1999 and for the three months and six months ended December 31, 1999 and 1998 is unaudited)

NOTE C - REORGANIZATION, PUBLIC STOCK OFFERING, ACQUISITIONS AND NEW BUSINESSES (Continued)

Under the terms of the management agreement, which terminated on August 31, 1999, the Company earned management fees of $4,426,000 and incurred costs and expenses of $4,407,000 during the two months ended August 31, 1999.

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

NOTE E - RENEGOTIATION OF RELATED PARTY OPERATING LEASE

The Company leases four of its nursing homes facilities (including certain equipment) under an operating lease with a partnership related through common ownership. The lease agreement, as amended, commenced on July 1, 1995 and is for a ten-year period, with four five-year renewal options at specified rents. Annual rentals under the lease are currently $2.5 million.

The Company has renegotiated the required rent payments covering the period of October 1999 through February 2001 which will reduce the rent due during that period by approximately $800,000.

Rent expense charged to operations under this related party operating lease aggregated $1,059,000 and $1,234,000 for the six months ended December 31, 1999 and 1998, respectively.


                                                                         Page 8.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to December 31, 1999 and for the three months and six months ended December 31, 1999 and 1998 is unaudited)

NOTE F - CONTINGENCIES

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

The Company has established an independent committee of the Board of Directors to supervise its own investigation. The Company is cooperating fully with the inquiry and is confident that the Company has not committed any wrongdoings. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying condensed consolidated financial statements. Through December 31, 1999 the Company has recorded expenses of $233,000 relating to this matter.

The Company is involved in other legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company's condensed consolidated financial statements.

NOTE G - RISKS AND UNCERTAINTIES

The Company receives its nursing home Medicare reimbursement under a new per diem system known as the prospective payment system (PPS). This new system entirely changed the way the Company is paid for Medicare Part A services. The Company's success under this acuity-based system is largely dependent on managing patient utilization of clinical resources. The Company's ability to maintain its current level of Medicare reimbursement is uncertain.


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

Effective September 1, 1999, the Company acquired the operations of two of the managed facilities, Adams House and Heritage Heights; the buildings are leased with an option to purchase. These facilities have a total of 240 skilled nursing beds.

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

In January 2000, the Company agreed with its joint venture partner to terminate operations of Lexicon Pharmacy Services, LLC as of March 31, 2000. The Company has begun working with an unrelated company to receive pharmaceutical services.

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


                                                                        Page 10.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating strategy is to increase nursing home profitability levels, through aggressive marketing and by offering rehabilitation therapies and other specialized services; by adhering to strict cost standards at the Facility level while providing effective patient care and containing corporate overhead expenses; and by becoming a fully integrated health network whereby the Company will increase marketing of medical products and supplies, rehabilitative services, and nursing services to affiliated and non-affiliated nursing homes and hospitals, as well as patients at home.

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

YEAR 2000

As of calendar year 2000, the Company is continuing to complete the updating of its computerized information systems, where necessary, to continue to accurately process data. The Company experienced no systems failures, major errors, nor any significant interruptions in its ability to process operating data as a result of Year 2000 issues.

The Company currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position or results of operations.

Results of Operations
Three months ended December 31, 1999 ("1999 period") vs. three months ended December 31, 1998 ("1998 period")

For the three months ended December 31, 1999, the Company had total revenues of $19,511,000 and total expenses of $19,324,000. For the three months ended December 31, 1998, the Company had total revenues of $19,315,000 and total expenses of $19,030,000. The Company had net income of $87,000 or $.02 per share for the three months ended December 31, 1999 after providing for income taxes of $56,000. The Company had net income of $79,000 or $.02 per share for the three months ended December 31, 1998, after providing for income taxes of $80,000.

For the three months ended December 31, 1999, operating expenses consisted of salaries and benefits of $13,747,000, food, medical and other supplies of $2,049,000, and other operating expenses (including rent of $628,000) of $2,276,000. Also, the Company had corporate, general and administrative expenses of $960,000 and interest expense of $292,000.


                                                                        Page 11.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Three months ended December 31, 1999 ("1999 period") vs. three months ended December 31, 1998 ("1998 period") (Continued)

Revenues in the 1999 period increased over the 1998 period by $196,000 or 1%. Changes in revenues resulted from rate increases (principally Medicaid) and additional ancillary revenues but were offset by the reduction in management fees for the two terminated facilities.

Operating expenses in the 1999 period increased over the 1998 period by $9,000 as a result of higher wage and benefit costs resulting from state-funded Medicaid rate increases, offset by reductions resulting from the management contract terminations (noted above), and a $175,000 reduction in rent from related party operating leases. Administrative and general expenses increased by $241,000, consisting mostly of $233,000 of legal costs related to the government investigation. Interest costs increased by $44,000 as a result of additional borrowings and higher interest rates.

Income taxes were provided in the 1999 period on pre-tax income of $143,000; the combined federal and state effective rate was 39%. Income taxes were provided in the 1998 period on pre-tax income of $159,000; the combined federal and state effective rate was 50%.

Results of Operations
Six months ended December 31, 1999 ("1999 period") vs.
six months ended December 31, 1998 ("1998 period")

For the six months ended December 31, 1999, the Company had total revenues of $40,851,000 and total operating expenses of $40,565,000. For the six months ended December 31, 1998, the Company had total revenues of $35,013,000 and total operating expenses of $34,420,000. The Company had net income of $119,000 or $.03 per share for the six months ended December 31, 1999, after providing for income taxes of $66,000. The Company had net income of $183,000 or $.04 per share for the six months ended December 31, 1998, after providing for income taxes of $123,000.

For the six months ended December 31, 1999, operating expenses consisted of salaries and benefits of $29,719,000, food, medical and other supplies of $4,201,000, other operating expenses (including rent of $1,331,000) of $4,384,000, and corporate, general and administrative expenses of $1,681,000. In addition, income from operations was reduced by interest expense of $580,000 and net income was reduced by minority interest of $101,000.


                                                                        Page 12.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
Six months ended December 31, 1999 ("1999 period") vs.
six months ended December 31, 1998 ("1998 period") (Continued)

Revenues in the 1999 period increased over the 1998 period by $5,838,000 or 17%. Changes in revenues resulted from rate increases (principally Medicaid) and additional ancillary revenues but were offset by the reduction in management fees for the two terminated facilities.

Operating expenses in the 1999 period increased over the 1998 period by $5,799,000 or 18% as a result of higher wage and benefit costs resulting from state-funded Medicaid rate increases, offset by reductions resulting from the management contract terminations (noted above), and a $175,000 reduction in rent from related party operating leases. Administrative and general expenses increased by $247,000, consisting mostly of $233,000 of legal costs related to the government investigation. Interest costs increased by $99,000 as a result of additional borrowings and higher interest rates.

Income taxes were provided in the 1999 period on pre-tax income of $185,000; the combined federal and state effective rate was 36%. Income taxes were provided in the 1998 period on pre-tax income of $306,000; the combined federal and state effective rate was 40%.

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

In December 1998, the Company refinanced this revolving line of credit with a $4.5 million financing agreement from a healthcare lender; the new financing is secured by certain accounts receivable and other assets. As of December 31, 1999, approximately $2,862,000 was borrowed under this line of credit.

During the six months ended December 31, 1999, the Company expended approximately $168,000 in capital improvements at its leased facilities. Any capital improvements made to the Facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system. During the six months ended December 31, 1999 the Company expended $94,000 for capital improvements at its owned facilities which was funded by the mortgagor under the terms of the mortgage.

Working capital at December 31, 1999 was $524,000 as compared with working capital of $955,000 at June 30, 1999. During the six months ended December 31, 1999 the Company had made lease deposits in the amount of $574,000 and paid change of ownership capital expenses of $150,000 at its newly-leased facilities.

At December 31, 1999 the Company had cash and cash equivalents of $1,917,000, receivables of $14,004,000, inventories of $1,022,000, prepaid expenses and other current assets of $694,000. Current liabilities at December 31, 1999 consist of trade accounts payable, amounts due SunBridge Healthcare for accounts receivable purchased, estimated third-party payor settlements, current portion of notes and capital leases payable, accrued payroll and related taxes, income taxes, and other accrued expenses.


                                                                        Page 14.

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


                                                                        Page 15.

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


                                                                        Page 16.

Item 4. Submission of Matters to a Vote of Security Holders

                                      NONE

Item 5. Other Information

The Company was notified on October 1, 1999 by The Nasdaq - Amex Market Group that, based on their review of the Form 10-K for the year ended June 30, 1999, the Company was not in compliance with the net tangible asset criteria for continued listing on The Nasdaq SmallCap Market and as a result Nasdaq was reviewing the Company's eligibility for continued listing.

On December 10, 1999, the Company was sent a bid price deficiency notification from Nasdaq staff which provided the Company until March 12, 2000 to show compliance. As of February 11, 2000 the closing bid price of the Company's common stock was $1.062.

On February 3, 2000 the Company was sent a letter advising that the Nasdaq staff has determined to delist the Company from The Nasdaq Small Cap Market effective with the close of business February 11, 2000. On February 10, 2000 the Company requested a hearing with the Nasdaq Listing Qualifications Panel at which time the Company will present its plans for achieving compliance with the criteria.

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


                                     /s/ Jack Friedler
                                     ----------------------------------------
                                     (Jack Friedler, Chief Executive Officer)
                                     (Duly Authorized Officer)


                                     /s/ Harry Dermer
                                     ----------------------------------------
                                     (Harry Dermer, President)
                                     (Duly Authorized Officer)


Date   February 14, 2000             /s/ Thomas E. Dybick
                                     ----------------------------------------
                                     (Thomas E. Dybick, Chief Financial Officer)
                                     (Principal Financial Officer)


                                                                        Page 17.