Form 10-Q/A
period 1999-12-31
LEXINGTON HEALTHCARE GROUP INC
filed 2000-03-24
CIK 1026348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                   FORM 10-Q/A

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
                          December 31, 1999 FORM 10-Q/A
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

Item 4.  Submission of Matters to a Vote of Security Holders.............Pg. 17.

Item 5.  Other Information...............................................Pg. 17.

Item 6.  Exhibits and Reports on Form 8-K................................Pg. 17.

Signatures...............................................................Pg. 17.


                                                                         Page 2.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 December 31,          June 30,
                                                                                    1999                 1999
                                                                                 (Unaudited)
                                                                              -----------------     ---------------
                                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                $      1,917,000      $    3,675,000
     Accounts  receivable, net of allowance for doubtful
        accounts of $799,000 and $848,000, respectively                             14,004,000          16,092,000
     Inventories                                                                     1,022,000           1,058,000
     Prepaid expenses and other current assets                                         694,000           1,031,000
                                                                              -----------------     ---------------
            Total current assets                                                    17,637,000          21,856,000

PROPERTY, EQUIPMENT & LEASEHOLD
IMPROVEMENTS, net                                                                    4,336,000           4,147,000

OTHER ASSETS
      Goodwill, net                                                                  2,929,000           3,013,000
      Security deposits - related parties                                            2,337,000           2,337,000
      Security deposits - other                                                        968,000             371,000
      Bed licenses, net                                                              1,452,000           1,510,000
      Operating subsidy receivable (less current portion)                              482,000             555,000
      Other assets, net                                                                163,000              91,000
      Residents' funds                                                                 376,000             403,000
                                                                              -----------------     ---------------
                                                                                     8,707,000           8,280,000
                                                                              -----------------     ---------------
                                                                              $     30,680,000      $   34,283,000
                                                                              =================     ===============

                                   LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued expenses                                   $     10,723,000      $   13,473,000
      Due to SunBridge - purchased receivables                                       2,582,000           2,582,000
      Estimated third-party payor settlements                                          448,000             939,000
      Notes and capital leases payable (current portion)                             3,099,000           3,867,000
      Income taxes payable                                                              32,000              40,000
                                                                              -----------------     ---------------
            Total current liabilities                                               16,884,000          20,901,000

OTHER LIABILITIES
      Notes and capital leases payable (less current portion)                        7,790,000           7,768,000
      Deferred rent                                                                    629,000             314,000
      Residents' funds payable                                                         376,000             403,000
      Other liabilities                                                                120,000             120,000
                                                                              -----------------     ---------------
                                                                                     8,915,000           8,605,000
                                                                              -----------------     ---------------
            Total liabilities                                                       25,799,000          29,506,000
                                                                              -----------------     ---------------

MINORITY INTEREST                                                                      646,000             545,000

STOCKHOLDERS' EQUITY
      Common stock, par value $.01 per share, authorized
      15,000,000 shares, issued 4,125,000 shares                                        41,000              41,000
      Additional paid-in capital                                                     6,126,000           6,126,000
      Note receivable - related party                                                       --            (574,000)
      Treasury stock, at cost, 600,000 shares                                         (576,000)                 --
      Deficit                                                                       (1,356,000)         (1,361,000)
                                                                              -----------------     ---------------
            Total stockholders' equity                                               4,235,000           4,232,000
                                                                              -----------------     ---------------
                                                                              $     30,680,000      $   34,283,000
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


                                                                         Page 3.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Six months ended                    Three months ended
                                                                       December 31,                          December 31,
                                                                       ------------                          ------------

                                                                   1999                1998              1999              1998
                                                                   ----                ----              ----              ----
REVENUES
    Net patient service revenue                             $   36,150,000       $  30,248,000      $ 19,412,000       $14,694,000
    Management fee revenue                                       4,565,000           4,596,000            43,000         4,544,000
    Other revenue                                                  136,000             169,000            56,000            77,000
                                                             --------------      --------------     -------------      ------------
            Total revenues                                      40,851,000          35,013,000        19,511,000        19,315,000

EXPENSES
    Operating expenses:
      Salaries and benefits                                     29,719,000          25,012,000        13,747,000        14,251,000
      Food, medical and other supplies                           4,201,000           3,693,000         2,049,000         1,866,000
      Other operating expenses                                   4,562,000           3,800,000         2,454,000         1,946,000
    Corporate, general and administrative expenses               1,681,000           1,434,000           960,000           719,000
    Interest expense                                               580,000             481,000           292,000           248,000
                                                             --------------      --------------     -------------      ------------
            Total expenses                                      40,743,000          34,420,000        19,502,000        19,030,000
                                                             --------------      --------------     -------------      ------------

    Income before income taxes and minority interest               108,000             593,000             9,000           285,000

INCOME TAXES                                                         2,000             123,000            (8,000)           80,000

MINORITY INTEREST IN INCOME OF CONSOLIDATED
      JOINT VENTURES                                              (101,000)           (287,000)          (44,000)         (126,000)
                                                             --------------      --------------     -------------      ------------
    Net income                                               $       5,000       $     183,000      $    (27,000)      $    79,000
                                                             ==============      ==============     =============      ============

    Basic earnings per common share                          $        0.00       $        0.04      $      (0.01)      $      0.02
                                                             ==============      ==============     =============      ============

    Weighted average number of common shares outstanding         3,610,000           4,125,000         3,525,000         4,125,000
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


                                                                         Page 4.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                                           1999                 1998
                                                                                           ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                                        $          5,000     $        183,000
   Adjustments to reconcile net income to net cash
      provided by operating activities                                                        393,000              333,000
   Minority interest in income of consolidated joint ventures                                 101,000              287,000
   Decrease (increase) in accounts receivable                                               2,088,000           (2,549,000)
   (Decrease) increase in accounts payable and accrued expenses                            (2,750,000)           1,357,000
   Due to SunRise Healthcare Group - purchased receivables                                         --            3,043,000
   Changes in other operating assets and liabilities                                          178,000           (1,188,000)
                                                                                     -----------------    -----------------
            Net cash provided by operating activities                                          15,000            1,466,000
                                                                                     -----------------    -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Note receivable - related party                                                            (2,000)             (76,000)
    Repayments of note receivable - related party                                                  --               30,000
    Increase in security deposits - other                                                    (597,000)                  --
    Acquisition of fixed assets                                                              (269,000)            (326,000)
                                                                                     -----------------    -----------------
            Net cash used in investing activities                                            (868,000)            (372,000)
                                                                                     -----------------    -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Repayments of) proceeds from line of credit - net                                       (769,000)           1,042,000
    Repayments of notes payable and capital lease obligations                                (136,000)            (125,000)
                                                                                     -----------------    -----------------
            Net (cash used in) provided by financing activities                              (905,000)             917,000
                                                                                     -----------------    -----------------

NET (DECREASE) INCREASE  IN CASH AND CASH EQUIVALENTS                                      (1,758,000)           2,011,000

CASH AND CASH EQUIVALENTS, beginning of period                                              3,675,000              831,000
                                                                                     -----------------    -----------------

CASH AND CASH EQUIVALENTS, end of period                                             $      1,917,000     $      2,842,000
                                                                                     =================    =================

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Certain assets acquired through assumption of mortgage note payable              $        126,000     $        315,000
    Equipment and leasehold improvements acquired through assumption
     of notes payable and capital leases.                                                      33,000              110,000
    Receipt of treasury stock in satisfaction of note receivable - related party              576,000                   --

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

NOTE E - RENEGOTIATION OF RELATED PARTY OPERATING LEASE

The Company leases four of its nursing homes facilities (including certain equipment) under an operating lease with a partnership related through common ownership. The lease agreement, as amended, commenced on July 1, 1995 and is for an eighteen-year period, with renewal options for up to 13 years. Annual rentals under the lease are currently $2.5 million.

The Company has renegotiated the required rent payments covering the period of October 1999 through February 2001 which will reduce the rent due during that period by approximately $800,000. However, recognition of the expense reduction will be accounted for over the remaining 14-year term of the lease.

Rent expense charged to operations under this related party operating lease aggregated $1,237,000 and $1,234,000 for the six months ended December 31, 1999 and 1998, respectively.


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

Results of Operations
Three months ended December 31, 1999 ("1999 period") vs. three months ended December 31, 1998 ("1998 period")

For the three months ended December 31, 1999, the Company had total revenues of $19,511,000 and total expenses of $19,502,000. For the three months ended December 31, 1998, the Company had total revenues of $19,315,000 and total expenses of $19,030,000. The Company had a net loss of $(27,000) or $(.01) per share for the three months ended December 31, 1999 after providing for an income tax benefit of $8,000. The Company had net income of $79,000 or $.02 per share for the three months ended December 31, 1998, after providing for income taxes of $80,000.

For the three months ended December 31, 1999, operating expenses consisted of salaries and benefits of $13,747,000, food, medical and other supplies of $2,049,000, and other operating expenses (including rent of $806,000) of $2,454,000. Also, the Company had corporate, general and administrative expenses of $960,000 and interest expense of $292,000.


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

Operating expenses in the 1999 period increased over the 1998 period by $187,000 as a result of higher wage and benefit costs resulting from state-funded Medicaid rate increases, offset by reductions resulting from the management contract terminations (noted above). Administrative and general expenses increased by $241,000, consisting mostly of $233,000 of legal costs related to the government investigation. Interest costs increased by $44,000 as a result of additional borrowings and higher interest rates.

Income taxes were provided in the 1999 period on pre-tax loss of $(35,000); the combined federal and state effective rate was 23%. Income taxes were provided in the 1998 period on pre-tax income of $159,000; the combined federal and state effective rate was 50%.

Results of Operations
Six months ended December 31, 1999 ("1999 period") vs.
six months ended December 31, 1998 ("1998 period")

For the six months ended December 31, 1999, the Company had total revenues of $40,851,000 and total operating expenses of $40,743,000. For the six months ended December 31, 1998, the Company had total revenues of $35,013,000 and total operating expenses of $34,420,000. The Company had net income of $5,000 or $.00 per share for the six months ended December 31, 1999, after providing for income taxes of $2,000. The Company had net income of $183,000 or $.04 per share for the six months ended December 31, 1998, after providing for income taxes of $123,000.

For the six months ended December 31, 1999, operating expenses consisted of salaries and benefits of $29,719,000, food, medical and other supplies of $4,201,000, other operating expenses (including rent of $1,509,000) of $4,562,000, and corporate, general and administrative expenses of $1,681,000. In addition, income from operations was reduced by interest expense of $580,000 and net income was reduced by minority interest of $101,000.


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

Operating expenses in the 1999 period increased over the 1998 period by $5,977,000 or 18% as a result of higher wage and benefit costs resulting from state-funded Medicaid rate increases, offset by reductions resulting from the management contract terminations (noted above). Administrative and general expenses increased by $247,000, consisting mostly of $233,000 of legal costs related to the government investigation. Interest costs increased by $99,000 as a result of additional borrowings and higher interest rates.

Income taxes were provided in the 1999 period on pre-tax income of $7,000; the combined federal and state effective rate was 28%. Income taxes were provided in the 1998 period on pre-tax income of $306,000; the combined federal and state effective rate was 40%.

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

Working capital at December 31, 1999 was $753,000 as compared with working capital of $955,000 at June 30, 1999. During the six months ended December 31, 1999 the Company had made lease deposits in the amount of $574,000 and paid change of ownership capital expenses of $150,000 at its newly-leased facilities.

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