Form 10-Q
period 2000-03-31
LEXINGTON HEALTHCARE GROUP INC
filed 2000-05-15
CIK 1026348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended March 31, 2000
                    ----------------------------
or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 12, 2000 3,525,000 Shares of Common Stock outstanding

                        LEXINGTON HEALTHCARE GROUP, INC.
                            March 31, 2000 FORM 10-Q
                                      INDEX

Part I -- Financial Information

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets -- March 31, 2000 and
         June 30, 1999....................................................Pg. 3.

         Condensed Consolidated Statements of Operations -- Nine
         months and three months ended March 31, 2000 and 1999............Pg. 4.

         Condensed Consolidated Statements of Cash Flows -- Nine
         months ended March 31, 2000 and 1999.............................Pg. 5.

         Notes to Condensed Consolidated Financial Statements...........Pg. 6-9.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..........................Pg. 10-15.

Part II -- Other Information

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

Item 4.  Submission of Matters to a Vote of Security Holders.............Pg. 17.

Item 5.  Other Information...............................................Pg. 17.

Item 6.  Exhibits and Reports on Form 8-K................................Pg. 17.

Signatures...............................................................Pg. 17.


                                                                         Page 2.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,       June 30,
                                                                              2000            1999
                                                                          (Unaudited)      (Audited)
                                                                          ------------    ------------
                                ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                            $  1,388,000    $  3,675,000
     Accounts  receivable, net of allowance for doubtful
        accounts of $801,000 and $848,000, respectively                     15,117,000      16,092,000
     Inventories                                                               940,000       1,058,000
     Prepaid expenses and other current assets                               1,354,000       1,031,000
                                                                          ------------    ------------
            Total current assets                                            18,799,000      21,856,000

PROPERTY, EQUIPMENT & LEASEHOLD
IMPROVEMENTS, net                                                            4,408,000       4,147,000

OTHER ASSETS
      Goodwill, net                                                          2,886,000       3,013,000
      Security deposits - related parties                                    2,337,000       2,337,000
      Security deposits - other                                                543,000         371,000
      Bed licenses, net                                                      1,423,000       1,510,000
      Operating subsidy receivable (less current portion)                      299,000         555,000
      Other assets, net                                                        217,000          91,000
      Residents' funds                                                         388,000         403,000
                                                                          ------------    ------------
                                                                             8,093,000       8,280,000
                                                                          ------------    ------------
                                                                          $ 31,300,000    $ 34,283,000
                                                                          ============    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
      Accounts payable and accrued expenses                               $ 11,604,000    $ 13,473,000
      Due to SunBridge - purchased receivables                               2,157,000       2,582,000
      Estimated third-party payor settlements                                  331,000         939,000
      Notes and capital leases payable (current portion)                     3,840,000       3,867,000
      Income taxes payable                                                      25,000          40,000
                                                                          ------------    ------------
            Total current liabilities                                       17,957,000      20,901,000

OTHER LIABILITIES
      Notes and capital leases payable (less current portion)                7,754,000       7,768,000
      Deferred rent                                                            708,000         314,000
      Residents' funds payable                                                 388,000         403,000
      Other liabilities                                                        120,000         120,000
                                                                          ------------    ------------
                                                                             8,970,000       8,605,000
                                                                          ------------    ------------
            Total liabilities                                               26,927,000      29,506,000
                                                                          ------------    ------------

MINORITY INTEREST                                                              656,000         545,000

STOCKHOLDERS' EQUITY
      Common stock, par value $.01 per share, authorized
      15,000,000 shares, issued 4,125,000 shares                                41,000          41,000
      Additional paid-in capital                                             6,126,000       6,126,000
      Note receivable - related party                                               --        (574,000)
      Treasury stock, at cost, 600,000 shares                                 (576,000)             --
      Deficit                                                               (1,874,000)     (1,361,000)
                                                                          ------------    ------------
            Total stockholders' equity                                       3,717,000       4,232,000
                                                                          ------------    ------------
                                                                          $ 31,300,000    $ 34,283,000
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


                                                                         Page 3.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                     Nine months ended             Three months ended
                                                                         March 31,                      March 31,
                                                                         ---------                      ---------

                                                                   2000            1999            2000            1999
                                                                   ----            ----            ----            ----
REVENUES
    Net patient service revenue                               $ 55,586,000    $ 44,474,000    $ 19,436,000    $ 14,226,000
    Management fee revenue                                       4,478,000      10,958,000         (87,000)      6,362,000
    Other revenue                                                  250,000         285,000         114,000         116,000
                                                              ------------    ------------    ------------    ------------
            Total revenues                                      60,314,000      55,717,000      19,463,000      20,704,000

EXPENSES
    Operating expenses:
      Salaries and benefits                                     44,038,000      40,335,000      14,319,000      15,323,000
      Food, medical and other supplies                           6,295,000       5,693,000       2,094,000       2,000,000
      Other operating expenses                                   7,126,000       6,142,000       2,564,000       2,342,000
    Corporate, general and administrative expenses               2,367,000       2,221,000         686,000         787,000
    Interest expense                                               890,000         751,000         310,000         270,000
                                                              ------------    ------------    ------------    ------------
            Total expenses                                      60,716,000      55,142,000      19,973,000      20,722,000
                                                              ------------    ------------    ------------    ------------

    Income (loss) before income taxes and minority interest       (402,000)        575,000        (510,000)        (18,000)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                               --          92,000          (2,000)        (31,000)

MINORITY INTEREST IN INCOME OF CONSOLIDATED
      JOINT VENTURES                                              (111,000)       (253,000)        (10,000)         34,000
                                                              ------------    ------------    ------------    ------------

    Net income (loss)                                         $   (513,000)   $    230,000    $   (518,000)   $     47,000
                                                              ============    ============    ============    ============

    Basic earnings (loss) per common share                    $      (0.14)   $       0.06    $      (0.15)   $       0.01
                                                              ============    ============    ============    ============

    Weighted average number of common shares outstanding         3,582,000       4,125,000       3,525,000       4,125,000
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


                                                                         Page 4.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2000 AND 1999

                                  (UNAUDITED)

                                                                                          2000           1999
                                                                                          ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
   Net (loss) income                                                                  $  (513,000)   $   230,000
   Adjustments to reconcile net income (loss) to net cash
      (used in) provided by operating activities                                          585,000        509,000
   Minority interest in income of consolidated joint ventures                             111,000        253,000
   Decrease (increase) in accounts receivable                                             975,000     (2,596,000)
   (Decrease) increase in accounts payable and accrued expenses                        (1,869,000)     1,928,000
   (Decrease) increase in due to SunBridge - purchased receivables                       (425,000)     2,632,000
   Changes in other operating assets and liabilities                                     (322,000)    (1,996,000)
                                                                                      -----------    -----------
            Net cash (used in) provided by operating activities                        (1,458,000)       960,000
                                                                                      -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Note receivable - related party                                                        (2,000)       (87,000)
    Repayments of note receivable - related party                                              --         60,000
    Increase in security deposits - other                                                (172,000)            --
    Acquisition of fixed assets                                                          (418,000)      (513,000)
                                                                                      -----------    -----------
            Net cash used in investing activities                                        (592,000)      (540,000)
                                                                                      -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    (Repayments of) proceeds from line of credit - net                                    (28,000)     2,350,000
    Repayments of notes payable and capital lease obligations                            (209,000)      (182,000)
                                                                                      -----------    -----------
            Net cash (used in) provided by financing activities                          (237,000)     2,168,000
                                                                                      -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (2,287,000)     2,588,000

CASH AND CASH EQUIVALENTS, beginning of period                                          3,675,000        831,000
                                                                                      -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                              $ 1,388,000    $ 3,419,000
                                                                                      ===========    ===========

  NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Certain assets acquired through assumption of mortgage note payable               $   163,000    $   362,000
    Equipment and leasehold improvements acquired through assumption
     of notes payable and capital leases                                                   33,000        110,000
    Receipt of treasury stock in satisfaction of note receivable - related party          576,000             --

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                         Page 5.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to March 31, 2000 and for the three months and nine months ended March 31, 2000 and 1999 is unaudited)

NOTE A - THE COMPANY

The condensed consolidated financial statements include the accounts of Lexington Healthcare Group, Inc. and all of its wholly-owned subsidiaries: Balz Medical Services, Inc. ("BALZ"), Professional Relief Nurses, Inc. ("PRN"), Lexington Highgreen Holding, Inc., and LexiCore Rehab Services, LLC ("Lexicore"), collectively, the "Company", as well as the accounts of Lexicon Pharmacy Services, LLC ("Lexicon"), a 70% owned joint venture controlled by the Company. All material intercompany balances and transactions have been eliminated in consolidation.

The Company is a long-term and subacute care provider which operates eight nursing home facilities at March 31, 2000 with 1,063 beds licensed by the State of Connecticut. BALZ provides medical supplies and durable medical equipment to nursing homes ; PRN provides health care services in the homes of its patients. Lexicore and Lexicon provide rehab and pharmacy services respectively to patients in the Company's and other nursing homes.

NOTE B - BASIS OF PRESENTATION

The financial information included herein is unaudited, except as discussed below, and is presented on a condensed basis; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented although the results shown for the interim periods presented herein are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed balance sheet data as of June 30, 1999 is derived from audited financial statements; certain line items have been combined or condensed in their presentation herein.

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


                                                                         Page 6.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to March 31, 2000 and for the three months and nine months ended March 31, 2000 and 1999 is unaudited)

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

As consideration for the services provided under this Management Agreement, the Company was entitled to retain the excess of any revenues earned in the delivery of patient services over the expenses incurred during the term and was responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term. Under the terms of the agreement SunBridge retained responsibility for all building lease costs. In addition, the Company purchased substantially all of SunBridge's accounts receivable for these facilities. As of March 31, 2000, the balance owed is presented as "Due to SunBridge - purchased receivables" in the accompanying condensed consolidated balance sheet.

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


                                                                         Page 7.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to March 31, 2000 and for the three months and nine months ended March 31, 2000 and 1999 is unaudited)

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

NOTE E - RENEGOTIATION OF RELATED PARTY OPERATING LEASE

The Company leases four of its nursing facilities (including certain equipment) under an operating lease with a partnership related through common ownership. The lease agreement, as amended, commenced on July 1, 1995 and is for an eighteen-year period, with renewal options for up to thirteen years. Annual rentals under the lease are currently $2.5 million.

The Company has renegotiated the required rent payments covering the period of October 1999 through February 2001 which will reduce the rent due during that period by approximately $800,000. However, recognition of that expense reduction will be accounted for over the remaining fourteen-year term of the lease.

Rent expense charged to operations under this related party operating lease aggregated $1,840,000 and $1,853,000 for the nine months ended March 31, 2000 and 1999, respectively.


                                                                         Page 8.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Information with respect to March 31, 2000 and for the three months and nine months ended March 31, 2000 and 1999 is unaudited)

NOTE F - CONTINGENCIES

In October 1999, the Company announced that certain employees of the Company were served with a subpoena by the Office of the U.S. Attorney to testify before a grand jury in the U.S. District Court, District of Connecticut. The Company and certain members of senior management have been named as targets of the government's investigation. In addition, the Company has provided certain documents to the government. Subsequently, additional interviews with employees and former employees were conducted by the government; however, the government has not provided the Company with any documentation from which it may determine the nature and scope of the investigation.

The Company has established an independent committee of the Board of Directors to supervise its own investigation. The Company is cooperating fully with the inquiry and is confident that the Company has not committed any wrongdoings. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying condensed consolidated financial statements. Through March 31, 2000 the Company has recorded expenses of $301,000 relating to this matter.

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


                                                                         Page 9.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

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

To enhance working capital and liquidity, the Company began negotiations in May 2000 for the sale of the operations of Balz Medical Services, Inc. to an unrelated company.

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


                                                                        Page 10.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating strategy is to increase nursing home profitability levels through aggressive marketing and by offering rehabilitation therapies and other specialized services; by adhering to strict cost standards at the Facility level while providing effective patient care and containing corporate overhead expenses; and by becoming a fully integrated health network whereby the Company will increase marketing of medical products and supplies, rehabilitative services and nursing services to affiliated and non-affiliated nursing homes and hospitals, as well as patients at home.

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

Results of Operations
Three months ended March 31, 2000 ("2000 period") vs. three months ended March 31, 1999 ("1999 period")

For the three months ended March 31, 2000, the Company had total revenues of $19,463,000 and total expenses of $19,973,000. For the three months ended March 31, 1999, the Company had total revenues of $20,704,000 and total expenses of $20,722,000. The Company had a net loss of $518,000 or $.15 per share for the three months ended March 31, 2000 after providing for an income tax benefit of $2,000. The Company had net income of $47,000 or $.01 per share for the three months ended March 31, 1999, after providing for an income tax benefit of $31,000.

For the three months ended March 31, 2000, operating expenses consisted of salaries and benefits of $14,319,000, food, medical and other supplies of $2,094,000, and other operating expenses (including rent of $796,000) of $2,564,000. The Company also had corporate, general and administrative expenses of $686,000. In addition, income from operations was reduced by interest expense of $310,000 and net income was reduced by minority interest of $10,000.


                                                                        Page 11.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues in the 2000 period decreased over the 1999 period by $1,241,000 or 6%. Changes in revenues resulted from rate increases (principally Medicaid) and additional ancillary revenues but were offset by the reduction in management fees for the two terminated facilities.

Operating expenses in the 2000 period decreased over the 1999 period by $688,000 as a result of expense reductions resulting from managing two fewer nursing homes in 2000 (as noted above) offset by higher wage and benefit costs resulting from state-funded Medicaid rate increases. Administrative and general expenses decreased by $101,000 in the 2000 period consisting mostly of decreases in subcontracted management fees offset by $67,000 of higher legal costs related to the government investigation. Interest costs increased by $40,000 as a result of additional borrowings and higher interest rates.

There was an income tax benefit of $2,000 in the 2000 period on the pre-tax loss of $520,000. There was an income tax benefit of $31,000 in the 1999 period on pre-tax income of $16,000; year to date adjustments made in the quarter included a state tax reduction which produced a non-typical effective rate for the quarter.

Results of Operations
Nine months ended March 31, 2000 ("2000 period") vs.
nine months ended March 31, 1999 ("1999 period")

For the nine months ended March 31, 2000, the Company had total revenues of $60,314,000 and total operating expenses of $60,716,000. For the nine months ended March 31, 1999, the Company had total revenues of $55,717,000 and total operating expenses of $55,142,000. The Company had a net loss of $513,000 or $.14 per share for the nine months ended March 31, 2000. The Company had net income of $230,000 or $.06 per share for the nine months ended March 31, 2000, after providing for income taxes of $92,000.

For the nine months ended March 31, 2000, operating expenses consisted of salaries and benefits of $44,038,000, food, medical and other supplies of $6,295,000, other operating expenses (including rent of $2,305,000) of $7,126,000, and corporate, general and administrative expenses of $2,367,000. In addition, the loss from operations was increased by interest expense of $890,000 and net loss was increased by minority interest of $111,000.


                                                                        Page 12.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Revenues in the 2000 period increased over the 1999 period by $4,597,000 or 8%. Changes in revenues resulted from rate increases (principally Medicaid) and additional ancillary revenues but were offset by the reduction in management fees for the two terminated facilities.

Operating expenses in the 2000 period increased over the 1999 period by $5,289,000 or 10% as a result of higher wage and benefit costs resulting from state-funded Medicaid rate increases, offset by reductions resulting from managing two fewer nursing homes in 2000 (as noted above). Administrative and general expenses increased by $146,000, consisting mostly of $301,000 of legal costs related to the government investigation, offset by decreases in subcontracted management fees. Interest costs increased by $139,000 as a result of additional borrowings and higher interest rates.

There was no provision for income taxes in the 2000 period on the net loss of $513,000. Income taxes of $92,000 were provided in the 1999 period on pre-tax income of $322,000; the combined federal and state effective rate was 29%.

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

In December 1998, the Company refinanced this revolving line of credit with a $4.5 million financing agreement from a healthcare lender, secured by certain accounts receivable and other assets. As of March 31, 2000 approximately $3,603,000 was borrowed under this line of credit. In April 2000 the availability under this line of credit was increased to $6 million.

To enhance working capital and liquidity, the Company began negotiations in May 2000 for the sale of the operations of Balz Medical Services, Inc. to an unrelated company.

During the nine months ended March 31, 2000, the Company expended approximately $246,000 in capital improvements at its leased facilities. Any capital improvements made to the Facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system. During the nine months ended March 31, 2000 the Company expended $152,000 for capital improvements at its owned facilities which was funded by the mortgagor under the terms of the mortgage.

Working capital at March 31, 2000 was $842,000 as compared with working capital of $955,000 at June 30, 1999. During the nine months ended March 31, 2000 the Company had made lease deposits in the amount of $147,000 and paid change of ownership capital expenses of $246,000 at its newly-leased facilities.

At March 31, 2000 the Company had cash and cash equivalents of $1,388,000, receivables of $15,117,000, inventories of $940,000, prepaid expenses and other current assets of $1,354,000. Current liabilities at March 31, 2000 consist of trade accounts payable, amounts due SunBridge Healthcare for accounts receivable purchased, estimated third-party payor settlements, current portion of notes and capital leases payable, accrued payroll and related taxes, income taxes, and other accrued expenses.


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

Factors that may affect such forward-looking statements include, without limitations: the Company's ability to successfully and timely develop and finance new projects, the impact of competition on the Company's revenues, changes in reimbursement rates, patient mix, and demand for the Company's services.

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


                                                                        Page 15.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

In October 1999, the Company announced that certain employees of the Company were served with a subpoena by the Office of the U.S. Attorney to testify before a grand jury in the U.S. District Court, District of Connecticut. The Company and certain members of senior management have been named as targets of the government's investigation. In addition, the Company has provided certain documents to the government. Subsequently, additional interviews with employees and former employees were conducted by the government; however, the government has not provided the Company with any documentation from which it may determine the nature and scope of the investigation.

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

The Company has received notice of lawsuits initiated in early April 2000 against it concerning four nursing homes which it was managing for SunBridge Healthcare Corporation; the claims are being made by affiliates of SunBridge for therapy and pharmacy services rendered. The total claimed is $1.2 million of which $1.1 million is reflected by invoices recorded on the Company's books. The Company believes that the claim includes overbillings, payments and credits not applied, and rates charged in excess of contract rates. The Company intends to vigorously contest the lawsuits as it works out arrangements to pay appropriate charges.

The Company is involved in other legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company.

Item 2. Changes in Securities

                                      NONE

Item 3. Defaults Upon Senior Securities

                                      NONE


                                                                        Page 16.

Item 4. Submission of Matters to a Vote of Security Holders

                                      NONE

Item 5. Other Information

The Company was notified on March 31, 2000 that, since it was no longer in compliance with the net tangible asset criteria for continued listing on The Nasdaq SmallCap Market, its securities were delisted from the Nasdaq Stock Market effective with the open of business April 3, 2000.

Subsequently, the Company's securities have traded on the pink sheets. A broker dealer has file a Form 15-C-2(11) to list the Company's securities on the NASD Electronic Bulletin Board.

There can be no assurance that the Company will be successful in its efforts to become listed on the Electronic Bulletin Board.

Item 6. Exhibits and Reports on Form 8-K

                                      NONE.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    /s/ Jack Friedler
                                    ------------------------------------------
                                    (Jack Friedler, Chief Executive Officer)
                                    (Duly Authorized Officer)


                                    /s/ Harry Dermer
                                    ------------------------------------------
                                    (Harry Dermer, President)
                                    (Duly Authorized Officer)


Date  May 15, 2000                  /s/ Thomas E. Dybick
      ------------                  ------------------------------------------
                                    (Thomas E. Dybick, Chief Financial Officer)
                                    (Principal Financial Officer)


                                                                        Page 17.