Form 10-K/A
period 1999-06-30
LEXINGTON HEALTHCARE GROUP INC
filed 2000-05-24
CIK 1026348

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

NOTE O - SUBSEQUENT EVENT (unaudited)

In October 1999, Federal officials (the "government") seized records and documents from the Company and subpoenaed current and former employees to provide testimony in connection with a grand jury investigation being conducted by the Office of the U.S. Attorney. The Company and certain members of senior management have been named as targets of the government's investigation. However, the government has not provided the Company with any documentation from which it may determine the nature and scope of the investigation.

The Company is cooperating fully with the government investigation, has provided all requested records and information, and management is confident that the Company has not committed any wrongdoings. In addition, the Company has established an independent committee of the Board of Directors to supervise its own internal investigation. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements.


