Form 10-K
period 2000-06-30
LEXINGTON HEALTHCARE GROUP INC
filed 2000-09-28
CIK 1026348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000
                                               -------------

                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22261
                                                -------

                        LEXINGTON HEALTHCARE GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

               DELAWARE                                  06-1468252
   -------------------------------          ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

1577 New Britain Avenue, Farmington, Connecticut            06032
------------------------------------------------          ----------
    (Address of principal executive office)               (Zip Code)

        Registrant's telephone number, including area code (860) 674-2700
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:

        Title of each class                          Name of each exchange on
        -------------------                               which registered
                                                     ------------------------
    Common stock, $.01 Par Value                                N/A

          Securities registered pursuant to Section 12(g) of the Act:

                                      None
         --------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Based on the closing sales price on September 26, 2000, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was $400,000.

                        LEXINGTON HEALTHCARE GROUP, INC.

                                Table of Contents

                                                                                              Page No.
                                                                                              --------
Part I
   Item 1.     Business                                                                           3
   Item 2.     Properties                                                                         6
   Item 3.     Legal Proceedings                                                                  7
   Item 4.     Submission of Matters to a Vote of Security Holders                                8

Part II
   Item 5.     Market for Registrant's Common Equity and Related
               Stockholder Matters                                                                8
   Item 6.     Selected Financial Data                                                            10
   Item 7.     Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                          11
   Item 8.     Financial Statements and Supplementary Data                                   17, F-1-F-20
   Item 9.     Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                                          18

Part III
   Item 10.    Directors and Executive Officers of the Registrant                                18
   Item 11.    Executive Compensation                                                            19
   Item 12.    Security Ownership of Certain Beneficial Owners and Management                    20
   Item 13.    Certain Relationships and Related Transactions                                    21

Part IV
   Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.                 23

                                     Part 1

Item I. Business

Lexington Healthcare Group, Inc. has four wholly-owned subsidiaries: Balz Medical Services, Inc.("BALZ"), Professional Relief Nurses, Inc.("PRN"), Lexington Highgreen Holding, Inc., and Lexicore Rehab Services, L.L.C. (collectively, the "Company"). The Company also controls one joint venture, Lexicon Pharmacy Services, L.L.C .

The Company is a long-term and subacute care provider, which operates eight nursing home facilities (the "Facilities") at June 30, 2000 with a total of 1,063 licensed beds in the State of Connecticut. The Facilities provide a broad range of healthcare services, including nursing care, subacute care (including rehabilitation therapy), and other specialized services (such as care to Alzheimer's patients). The Company's strategy in healthcare is to integrate the main disciplines of nursing, pharmacy, social services and other therapies under one program.

The Facilities service two basic patient populations: the traditional geriatric patient population and the population of subacute care patients with higher acuity disorders who require more complex and intensive medical services. Subacute care patients generally require more rehabilitative therapy and are residents for a shorter period of time than traditional geriatric patients. An important part of the Company's strategy is to achieve high occupancy and a favorable payor mix by offering specialty medical services. The Facilities have an occupancy rate of approximately 90% as of August 31, 2000. The Company operates a dedicated subacute unit within two of the Facilities, in addition to providing subacute services in each of the other Facilities.

The Company's subsidiaries, Professional Relief Nurses, Inc. and Lexicore Rehab Services, L.L.C. provide home health and therapy services, respectively.

The long term care industry has experienced many changes in the two years ended June 30, 2000, including the implementation of the Balanced Budget Act of 1997 ("BBA") which resulted in a new Medicare Prospective Payment System (known as PPS). Under PPS, Medicare revenues are substantially less than those earned under the former cost-based reimbursement system.

The BBA and PPS significantly changed the revenues available to nursing homes and other health care providers; Medicare revenues in the Company's existing nursing homes decreased by $2.2 million during the year ended June 30, 1999, with PPS causing approximately $1.6 million of that shortfall. Some of the Company's Medicare rate cuts were restored in October 1999 and April 2000; in addition, a 4% federal rate increase is scheduled on October 1, 2000.

In Connecticut, multiple long term care entities have undergone financial reorganization in 1999 and 2000 due to reduced occupancy and PPS-related revenue reductions and increasing cost pressures (including union costs), and have experienced considerable losses in the market value of their own securities.

The Company believes its continued emphasis on cost controls and development of ancillary businesses remains the most appropriate strategy. Further, the Company is encouraged by the above-noted Medicare rate increases and President Clinton's recent announcement of proposed funding of staffing increases for nursing homes, although it cannot be estimated what effect, if any, this proposed legislation may have on the Company's revenues.

The Company continues to believe that the demand for long-term care and specialty medical services will increase substantially over the next decade due primarily to favorable demographic trends, advances in medical technology and emphasis on healthcare cost containment. At the same time, government restrictions and high construction and start-up costs are expected to limit the supply of long-term care facilities and home care agencies. In addition, the Company anticipates that recent trends toward industry consolidation will continue.

In May 1997 the Company acquired all of the capital stock of Professional Relief Nurses, Inc. ("PRN") and also of BALZ Medical Services, Inc. ("BALZ") from the shareholders of PRN and BALZ.

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

On June 14, 2000, in order to raise working capital, BALZ sold its operating assets and business (exclusive of cash and accounts receivable) to an unrelated company, for $539,000 plus assumption of certain liabilities relating to financed equipment and leases. The agreement provided for a $40,000 cash payment at closing, a $260,000 note receivable requiring twelve equal monthly installments of principal and interest of $22,000 beginning July 1, 2000, and a payment of $239,000 for the book value of inventory due 90 days after closing. In connection with this sale, the Company recorded a loss on the transaction of $1,089,000 which represented the difference in the recorded book value of assets sold (including goodwill) and the sales price, and includes a $363,000 charge to settle an employment contract with the President of BALZ.

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

On October 15, 1997 Lexicore Rehab Services, L.L.C. began operations as a 50% owned joint venture with Core Rehab Management, L.L.C. The joint venture was controlled by the Company and the results of its operations from inception are included in the Company's consolidated financial statements with appropriate recognition of minority interest. As of January 1, 1999, the Company acquired the remaining 50% membership interest for a nominal amount plus $120,000 of contingent payments based on the occurrence of certain future events. Henceforth the Company accounted for Lexicore's operations as a wholly-owned subsidiary; minority interest and liabilities were adjusted accordingly. Lexicore is presently serving the Company's nursing homes and PRN with further expansion plans underway in Connecticut and Massachusetts.

On December 1, 1997 Lexicon Pharmacy Services, L.L.C. began operations as a 70% owned joint venture with Pharmacy Corporation of America. The joint venture is controlled by the Company and the results of its operations from inception are included in the Company's consolidated financial statements with appropriate recognition of minority interest. Lexicon has ceased operations as of March 31, 2000. Once remaining accounts receivable have been collected and all obligations paid, the members will terminate Lexicon.

On November 1, 1998 the Company began providing management services for four skilled nursing facilities in Connecticut under an interim Management Agreement with SunBridge Healthcare Corporation (SunBridge), a New Mexico corporation and nation-wide healthcare provider. As consideration for the services provided under this Management Agreement, the Company is entitled to retain the excess of any revenues earned in the delivery of patient services over the expenses incurred during the term and will be responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term. In addition, under the terms of the agreement SunBridge retained responsibility for all building lease costs.

Effective September 1, 1999, the Company acquired the operations of two of the managed facilities from SunBridge. The related real property was leased with options to purchase which expire August 30, 2001. The facilities acquired are Adams House and Heritage Heights, located in Torrington and Danbury, CT; they have a total of 240 skilled nursing beds. Management contracts covering the two other SunBridge facilities with a total of 239 skilled nursing beds were terminated as of August 31, 1999 and the operations of those facilities were returned to SunBridge.

In August, 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which was secured by its accounts receivable and other assets; this line of credit was utilized from time to time to provide working capital until it was replaced.

In December 1998, the Company entered into a line of credit financing agreement with a healthcare lender for up to $4.5 million, subsequently amended to $6.0 million (at prime plus 3%), which is secured by its accounts receivable and certain other assets. As of June 30, 2000, $4,055,000 was borrowed under this agreement to finance working capital needs.

As of September 1, 2000 the Company had approximately 1,500 full and part-time employees, of which approximately 61% were covered by collective bargaining agreements.

Lexington Healthcare Group, Inc. was incorporated on February 23, 1996. Prior to its initial public offering in May 1997, the Company had operated as Lexington Health Care Group, LLC, a limited liability company that was formed on March 8, 1995 and commenced operations on July 1, 1995. The Company's principal offices are located at 1577 New Britain Avenue, Farmington, Connecticut 06032 and its telephone number is (860) 674-2700.

Item 2. Properties

      The following properties are leased as of June 30, 2000.

                                                                                         Approximate Sq.
                                                                                              Sq. Ft.
       Location                                                           Use                Occupied
       --------                                                           ---                --------
       Bentley Gardens                                               Nursing Home             21,500
       31 Terrace Avenue, West Haven, CT 06516-2698

       Country Manor                                                 Nursing Home             27,000
       64 Summit Road, Prospect, CT 06712-7060

       Fairfield Manor                                               Nursing Home             55,000
       23 Prospect Street, Norwalk, CT 06850-3798

       Pond Point                                                    Nursing Home             27,000
       60 Platt Street, Milford, CT 06460-7697

       Adams House                                                   Nursing Home             25,500
       80 Fern Drive, Torrington, CT 06790

       Heritage Heights                                              Nursing Home             42,000
       22 Hospital Avenue, Danbury, CT 06810

       Professional Relief Nurses, Inc.                            Nursing Services
       1010 Wethersfield Avenue, Hartford, CT 06114                                           5,500
       454 Wolcott Street, Waterbury, CT 06705                                                2,250
       560 Saw Mill Road, West Haven, CT 06516                                                1,300

       Lexington Healthcare Group, Inc.                            Corporate Offices          4,500
       1577 New Britain Avenue, Farmington, CT 06032

      The following properties are owned as of June 30, 2000.

                                                                                         Approximate Sq.
                                                                                              Sq. Ft.
       Location                                                           Use                Occupied
       --------                                                           ---                --------
       Greenwood Health Center                                       Nursing Home             53,000
       5 Greenwood Street, Hartford, CT 06106

       Highland Acres Extend-a-Care Center                           Nursing Home             20,500
       108 East Lake Street, Winsted, CT  06098

Management considers its properties to be well maintained and sufficient for its present operations.

Item 3. Legal Proceedings

In October 1999, Federal officials (the "government") seized records and documents from the Company and subpoenaed current and former employees to provide testimony in connection with a grand jury investigation being conducted by the Office of the U.S. Attorney. The Company and certain members of present and former senior management have been named as targets of the government's investigation. However, the government has not provided the Company with any documentation from which it may determine the nature and scope of the investigation.

The Company is cooperating fully with the government investigation, has provided all requested records and information, and management is confident that the Company has not committed any wrongdoings. In addition, the Company has established an independent committee of the Board of Directors to supervise its own investigation. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements. Through June 30, 2000 the Company has incurred expenses of $343,000 relating to this matter.

The independent committee of the Board of Directors approved a formal Corporate Compliance Plan which was submitted to the Connecticut Department of Social Services in February 2000. The following actions have been taken in support of that plan:

o     An experienced operations executive was named Corporate Compliance Officer

o An 800 "hot line" phone number to report questions or problems has been set up and communicated to employees and others

o A Management Compliance Committee has held seven monthly meetings, resulting in a number of formal policies being written and distributed including a Corporate Compliance Handbook for employees which includes disciplinary guidelines, an offense detection plan, and corrective action initiatives

o     Corporate compliance training for employees has been conducted

o Written policies and procedures have been prepared relating to State of CT reimbursement (including related party transactions and cost report preparation); training will be completed before preparing the 2000 cost reports

o Quarterly audits of management costs, related party transactions and rent payments have been completed and submitted to the State of Connecticut

The former President and Administrator of Professional Relief Nurses, Inc.
(PRN), the Company's home care subsidiary, initiated a lawsuit against Lexington Healthcare Group, Inc., PRN, and Jack Friedler, the Company's former Chairman and CEO, in connection with her termination in July 1998. In September 1999, the Company settled the suit to avoid the expenses of protracted litigation. The Company has recorded a provision for lawsuit settlement of $539,000 for the year ended June 30, 1999.

The Company has received notice of lawsuits initiated against it in April 2000 concerning four nursing homes which it was managing for SunBridge Healthcare Corporation; the claims are being made by affiliates of SunBridge for therapy and pharmacy services rendered. The total claimed is $1.2 million of which $1.1 million is reflected by invoices recorded on the Company's books. The Company believes that the claim includes overbillings, payments and credits not applied, and amounts charged in excess of contract rates. The Company intends to vigorously contest the lawsuits as it works out arrangements to pay appropriate charges.

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

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

Lexington Healthcare Group, Inc.'s common stock, $.01 par value, was traded on the National Market System of the NASDAQ Stock Market. Effective on July 16, 1998, the trading of the Company's stock was moved from the NASDAQ National Market to The NASDAQ Small Cap Market because the Company did not meet certain new criteria for continued trading on the National Market.

The Company was notified on March 31, 2000 that, since it was no longer in compliance with the net tangible asset criteria for continued listing on The NASDAQ Small Cap Market, its securities were delisted from the NASDAQ Stock Market effective with the open of business April 3, 2000. Subsequently, the Company's securities have traded on the pink sheets.

A broker dealer has filed a Form 15-C-2(11) to list the Company's securities on the NASD Electronic Bulletin Board. There can be no assurance that the Company will be successful in its efforts to become listed on the Electronic Bulletin Board.

The following table presents its high and low market prices, and dividend information since trading began on May 14, 1997.

                Quarterly Common Stock Price Ranges and Dividends

             Quarter        High         Low            Dividend
             -------        ----         ---            --------
             FY 1997
             -------
                4th         8 1/4       5 1/2             $-0-
             FY 1998
             -------
                1st           7           3               $-0-
                2nd        3 15/16      2 5/8             $-0-
                3rd           4         2 7/8             $-0-
                4th         3 7/16      2 1/2             $-0-
             FY 1999
             -------
                1st        2 21/32       7/8              $-0-
                2nd         3 1/8        7/8              $-0-
                3rd         2 1/2        7/8              $-0-
                4th         1 1/2       15/16             $-0-
             FY 2000
             -------
                1st        1 11/16       5/8              $-0-
                2nd         1 7/16       1/4              $-0-
                3rd         3 1/16      17/32             $-0-
                4th        1 31/32       1/4              $-0-

Lexington Healthcare Group, Inc.'s common stock purchase warrants entitle the holder to purchase one share of common stock at a price of $6.00 per share from May 14, 1997 through May 13, 2003. Trading in the Company's warrants was also moved to The NASDAQ Small Cap Market on July 16, 1998 and were then delisted from The NASDAQ Small Cap Market on April 3, 2000 as discussed above

The following table presents its high and low market prices since trading began on May 14, 1997.

                   Quarterly Common Stock Warrant Price Ranges

                     Quarter        High         Low
                     -------        ----         ---
                     FY 1997
                     -------
                        4th         3 3/8       1 1/2
                     FY 1998
                     -------
                        1st         3 1/4        7/8
                        2nd         1 5/16       5/8
                        3rd         27/32        1/4
                        4th         17/32        1/4
                     FY 1999
                     -------
                        1st         13/32        3/16
                        2nd          7/8         1/8
                        3rd         19/32        3/16
                        4th          7/16        1/8
                     FY 2000
                     -------
                        1st          5/16        3/32
                        2nd         13/32        1/32
                        3rd          3/4         3/32
                        4th          1/4         1/64

The Company has not paid dividends to date and has no present intention of paying any dividends on its Common Stock in the foreseeable future, as it intends to reinvest profits, if any, in the development and expansion of its business.

The number of shareholders of record for the Company's common stock as of June 30, 2000 was 27; the Company believes that its shares are beneficially owned by over 500 individuals.

On September 25, 2000, the closing price of the Company's common stock was $.30.

Item 6. Selected Financial Data

                                                                                    Year ended June 30,
                                                                                    -------------------
                                                                  2000        1999        1998        1997        1996
                                                                  ----        ----        ----        ----        ----
                                                                       (Amounts in Thousands, Except Per Share Data)
                                                                       ---------------------------------------------
Statement of Operations Data
    Net revenues                                                $77,453     $76,892     $58,252     $35,900     $33,641
    Operating costs and expenses                                (80,447)    (77,725)    (58,248)    (36,241)    (33,180)
     Other income (expense)                                      (1,089)       (539)        280          --          --
                                                              -----------------------------------------------------------
     Income (loss) before income taxes and minority interest     (4,083)     (1,372)        284        (341)        461
     Provision for (benefit from) income taxes *                      0          15          30         (66)        195
     Minority interest                                              (20)       (190)       (224)         --          --
                                                              -----------------------------------------------------------
     NET INCOME (LOSS) *                                        $(4,103)    $(1,577)        $30       $(275)       $266
                                                                =======     =======        ====       =====        ====
    Basic earnings (loss) per common share *                     $(1.15)      $(.38)       $.01       $(.10)       $.11
                                                                =======     =======        ====       =====        ====
Balance Sheet Data
    Cash and cash equivalents                                    $1,265      $3,675        $831      $1,000        $212
     Working capital (deficiency)                                (1,498)      1,059       3,074         287      (2,381)
     Total Assets                                                30,958      34,283      25,613      15,432       9,614
     Short-term borrowings                                        4,296       3,867         398          49       2.580
     Total long-term debt excluding current maturities            7,892       7,768       7,424         107         102
     Total stockholders equity                                     $127      $4,232      $6,383      $6,395        $487

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

Overview

During the fiscal year ended June 30, 2000, the Company's operations were affected when the management contract for two nursing homes was terminated, when certain assets and the business of BALZ were sold, when the Company's joint venture pharmacy ceased operations, and when settlements were negotiated on employment agreements with two executives. The two remaining nursing homes under management contract were leased and are now operated by the Company. Further, the Company experienced a government investigation during the year ended June 30, 2000.

During the fiscal year ended June 30, 1999, the Company expanded its nursing home operations with the management of four additional facilities, acquired the remaining 50% interest in its therapy joint venture company, terminated the operation of another start-up joint venture company whose operations had not reached meaningful proportions, and undertook an interim management contract to manage an additional three skilled nursing facilities located in Connecticut.

In the previous fiscal year, the Company had expanded its nursing home operations with two additional facilities and formed and began operating three healthcare joint venture companies.

The long term care industry has experienced many changes in the two years ended June 30, 2000, including the implementation of the Balanced Budget Act of 1997 ("BBA") which resulted in a new Medicare Prospective Payment System (known as PPS). Under PPS, Medicare revenues are substantially less than those earned under the former cost-based reimbursement system.

The BBA and PPS significantly changed the revenues available to nursing homes and other health care providers; Medicare revenues in the Company's existing nursing homes decreased by $2.2 million during the year ended June 30, 1999, with PPS causing approximately $1.6 million of that shortfall. Some of the Company's Medicare rate cuts were restored in October 1999 and April 2000; in addition, a 4% federal rate increase is scheduled.

In Connecticut, multiple long term care entities have undergone financial reorganization in 1999 and 2000 due to reduced occupancy and PPS-related revenue reductions and increasing cost pressures (including union costs), and have experienced considerable losses in the market value of their own securities.

The Company believes its continued emphasis on cost controls and development of ancillary businesses remains the most appropriate strategy. Further, the Company is encouraged by the above-noted Medicare rate increases and President Clinton's recent announcement of proposed funding of staffing increases for nursing homes, although it cannot be estimated what effect, if any, this proposed legislation may have on the Company's revenues.

The Company continues to believe that the demand for long-term care and specialty medical services will increase substantially over the next decade due primarily to favorable demographic trends, advances in medical technology and emphasis on healthcare cost containment. At the same time, government restrictions and high construction and start-up costs are expected to limit the supply of long-term care facilities and home care agencies. In addition, the Company anticipates that recent trends toward industry consolidation will continue.

The Company's operating strategy is to increase nursing home profitability levels through aggressive marketing and by offering rehabilitation therapies and other specialized services; by adhering to strict cost standards at the Facility level while providing effective patient care and containing corporate overhead expenses; and becoming a fully integrated health network whereby the Company will increase marketing of rehabilitative services and nursing services to affiliated and non-affiliated nursing homes and hospitals, as well as patients at home.

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

Results of Operations
Year ended June 30, 2000 ("2000 period") vs. year ended June 30, 1999 ("1999 period")

The 2000 period includes the operating results of the eight nursing facilities operated by the Company, the operations of two nursing homes managed by the Company from July 1, 1999 through August 31, 1999, the operations of PRN and Lexicore Rehab Services for a full year, the operations of BALZ for eleven months, and the operations of the pharmacy joint venture company for nine months.

The 1999 period includes the operating results of the six nursing facilities operated by the Company, the operations of the four nursing homes managed by the Company since November 1, 1998, and the operations of its subsidiaries (BALZ, PRN and Lexicore Rehab Services) and pharmacy joint venture company for a full year.

For the year ended June 30, 2000, the Company had total revenues of $77,453,000 and total operating expenses of $80,447,000. These expenses consisted of salaries and benefits of $58,042,000, food, medical and other supplies of $7,279,000, other operating expenses (including rent of $3,134,000) of $10,570,000, corporate, general and administrative expenses of $3,271,000, and interest expense of $1,285,000. The Company had a net loss before other expense, income taxes, and minority interest of $2,994,000 and net loss of $4,103,000 for the year ended June 30, 2000.

Revenues in the 2000 period increased over the 1999 period by $561,000 or 1%, as a result of many factors. Nursing home revenues increased by $1.7 million, net, due to Medicaid rate increases which were offset by lower overall census (due to the termination of the management contract for two homes), although census in existing nursing homes increased by 2%. Subsidiary company revenues were lower by $1.2 million as operations were sold or terminated.

Revenue received under cost reimbursement agreements is subject to audit and retroactive adjustment by third-party payors. Provisions for estimated adjustments are reflected in patient service revenue. Differences between estimated adjustments and final settlements are recorded in the year of settlement. The Company has recorded reductions in patient service revenue of $230,000 and $443,000 during the years ended June 30, 2000 and 1999, respectively, in connection with adjustments of previously recorded estimated settlements as shown below:

                                          Year ended June 30,
                                          -------------------
                                          2000          1999
                                          ----          ----
                         Medicare      $(185,000)    $(402,000)
                         Medicaid        (45,000)      (41,000)
                                     ---------------------------
                                       $(230,000)    $(443,000)
                                       =========     =========

Operating expenses in the 2000 period increased over the 1999 period by $2,722,000 or 4%, largely as a result of increased wages resulting from Medicaid rate increases and increased census in the existing nursing homes, $250,000 of contract termination payments to the former CEO and $343,000 of costs relating to the government investigation. Interest expense increased by $245,000 as a result of additional borrowings on the mortgage for improvements to the facilities acquired in July 1997 and additional line of credit borrowings at increased interest rates.

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

For the year ended June 30, 1999, the Company had total revenues of $76,892,000 and total operating expenses of $77,725,000. These expenses consisted of salaries and benefits of $57,109,000, food, medical and other supplies of $7,778,000, other operating expenses (including rent of $2,983,000) of $8,845,000, corporate, general and administrative expenses of $2,953,000, and interest expense of $1,040,000. The Company had a net loss before other expense, income taxes, and minority interest of $833,000 and net loss of $1,577,000 for the year ended June 30, 1999.

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

Revenue received under cost reimbursement agreements is subject to audit and retroactive adjustment by third-party payors. Provisions for estimated adjustments are reflected in patient service revenue. Differences between estimated adjustments and final settlements are recorded in the year of settlement. The Company has recorded reductions in patient service revenue of $443,000 and $699,000 during the years ended June 30, 1999 and 1998, respectively, in connection with adjustments of previously recorded estimated settlements as shown below:

                                         Year ended June 30,
                                         -------------------
                                          1999         1998
                                          ----         ----
                         Medicare      $(402,000)   $(115,000)
                         Medicaid        (41,000)    (584,000)
                                     ---------------------------
                                       $(443,000)   $(699,000)
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

Revenue received under cost reimbursement agreements is subject to audit and retroactive adjustment by third-party payors. Provisions for estimated adjustments are reflected in patient service revenue. Differences between estimated adjustments and final settlements are recorded in the year of settlement. The Company has recorded reductions in patient service revenue of $699,000 and $45,000 during the years ended June 30, 1998 and 1997, respectively, in connection with adjustments of previously recorded estimated settlements. As shown below, prior year Medicaid interim rates were audited and settled in 1998 resulting in revenue reductions of $584,000; net Medicare reductions of $115,000 were also recorded as a result of Medicare's desk reviews and amended cost reports:
                                         Impact of rate settlements
                                         --------------------------
                      Rate Year           Medicaid        Medicare
                      ---------           --------        --------
                        1996             $(273,000)      $(115,000)
                        1997              (311,000)             --
                                     ---------------------------------
                                         $(584,000)      $(115,000)
                                         =========       =========

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

Liquidity and Capital Resources

The Company has primarily financed its operations through operating revenues, borrowings from banks, the prior operator of certain of the Facilities and other private lenders including stockholders, by financing its accounts receivable, through a public offering of its common stock which raised net proceeds of approximately $4.1 million, and through the sale of bed licenses for $1.5 million.

In July 1999, pursuant to Board of Director's approval, the Company defaulted an 8% interest-bearing promissory note due from the Company's former CEO and seized the collateral of 600,000 shares of the Company's common stock in satisfaction of the note and interest due. The shares have been retired as of June 30, 2000. The 600,000 shares had a market bid price of $731,000 at the time of their surrender; the note and accumulated interest had a carrying value of $576,000. The Company's Board of Directors considers the difference between the market price and the carrying value of the note receivable of $155,000 to be a reasonable and fair discount for the shares received.

During the years ended June 30, 2000, 1999, and 1998, the Company expended approximately $331,000, $451,000, and $112,000, respectively, in capital improvements to the leased facilities. Any capital improvements made to these facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system. During the years ended June 30, 2000, 1999 and 1998 the Company expended $429,000, $353,000 and $231,000, respectively, for capital improvements at its owned facilities which was funded by the mortgagor under the terms of the mortgage.

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

On October 14, 1997 the Company loaned $757,000 to its then Chief Executive Officer and principal stockholder in order for him to pay personal income taxes due as a result of the reorganization of entities under common control (i.e., the Company's IPO). There was no cash compensation paid to him as part of the reorganization. The borrowing was evidenced by a 9% interest earning note receivable on which payments were made on December 26 ($157,000), December 31 ($300,000), February ($150,000), and May 5, 1998 ($150,000); the note was thus repaid in full. Interest on the note of $20,000 was paid through December 31, 1997 and later on May 5, 1998.

At June 30, 2000, the Company had cash and cash equivalents of $1,265,000, receivables of $16,963,000, inventories of $437,000 and prepaid expenses and other current assets of $912 ,000. Receivables increased by $767,000 since June 30, 1999 due to generally higher reimbursement rates in effect.

There was a working capital deficiency at June 30, 2000 of $1,498,000 as compared with working capital of $1,059,000 at June 30, 1999. The principal reasons for the decrease are the losses from operations, costs relating to the government investigation, and the negotiated settlement of employment contracts. Current liabilities at June 30, 2000 consist principally of trade accounts payable, amounts due to SunBridge for purchased accounts receivable, estimated third-party payor settlements due Medicare and Medicaid, current portion of notes and capital leases payable, accrued payroll and related taxes, and other accrued expenses.

In August 1997, the Company obtained a $2,000,000 revolving line of credit (at prime plus .50%) from a bank, which was secured by its accounts receivable and other assets; borrowings under the line were also personally guaranteed by the Company's Chairman and President. The line of credit was utilized from time to time until December 1998 at which time a new line of credit was implemented.

In December 1998, the Company entered into a financing agreement with a healthcare lender for up to $4,500,000, subsequently increased to $6,000,000, which is secured by its accounts receivable and certain other assets. As of June 30, 2000, $4,055,000 was borrowed under this agreement. The Company has increased its utilization of this line of credit to finance working capital needs as a result of accounts receivable increases, payback of Medicare and Medicaid settlements, costs of the government investigation, settlement of employment contracts and operating losses.

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

Item 8. Financial Statements and Supplementary Data

      Index to Consolidated Financial Statements

      Reports of Independent Certified Public Accountants on Consolidated
            Financial Statements as of June 30, 2000 and 1999 and for the Years Ended June 30, 2000, 1999 and 1998

        Financial Statements:

            Consolidated Balance Sheets
                   June 30, 2000 and 1999

            Consolidated Statements of Operations
                   Years Ended June 30, 2000, 1999 and 1998

            Consolidated Statements of Changes in Stockholders' Equity
                   Years Ended June 30, 2000, 1999 and 1998

            Consolidated Statements of Cash Flows,
                   Years Ended June 30, 2000, 1999 and 1998

            Notes to Consolidated Financial Statements

                        DISANTO BERTOLINE & COMPANY, P.C.
                         628 Hebron Avenue, Building #3
                              Glastonbury, CT 06033

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Lexington Healthcare Group, Inc.
  Farmington, Connecticut

We have audited the accompanying consolidated balance sheets of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended June 30, 2000, 1999 and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 2000 and 1999, and the results of their operations and their cash flows for the years ended June 30, 2000, 1999 and 1998 in conformity with generally accepted accounting principles.

As discussed in Note N, the Company is the subject of a federal investigation.


DISANTO BERTOLINE & COMPANY, P.C.

Glastonbury, Connecticut
September 25, 2000

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2000 AND 1999

                                                                           2000            1999
                                                                       ------------    ------------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                         $  1,265,000    $  3,675,000
     Accounts receivable - net of allowance for
       doubtful accounts of $1,634,000 and $848,000
       for 2000 and 1999, respectively                                   16,498,000      16,010,000
     Current portion of operating subsidy and note receivable               465,000         186,000
     Inventories                                                            437,000       1,058,000
     Prepaid and other current assets                                       912,000       1,031,000
                                                                       ------------    ------------
            Total current assets                                         19,577,000      21,960,000

PROPERTY, EQUIPMENT & LEASEHOLD IMPROVEMENTS, net                         4,477,000       4,147,000

OTHER ASSETS
     Security deposits - related parties                                  2,337,000       2,337,000
     Residents' funds                                                       370,000         403,000
     Goodwill, net of accumulated amortization of $349,000 and
        $358,000 for 2000 and 1999, respectively.                         1,886,000       3,013,000
     Deferred tax asset                                                      35,000          35,000
     Bed licenses - net of accumulated amortization of $348,000
        and $232,000 for 2000 and 1999, respectively.                     1,394,000       1,510,000
     Operating subsidy receivable (less current portion of $205,000)        247,000         451,000
     Other assets, net                                                      635,000         427,000
                                                                       ------------    ------------
                                                                          6,904,000       8,176,000
                                                                       ------------    ------------
                                                                       $ 30,958,000    $ 34,283,000
                                                                       ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable (current portion)                                   $  4,176,000    $  3,748,000
     Due to SunBridge - purchased receivables                             2,094,000       2,582,000
     Accounts payable and accrued expenses                               14,423,000      13,473,000
     Estimated third-party payor settlements-Medicaid                       131,000         922,000
     Estimated third-party payor settlements-Medicare                        57,000          17,000
     Capital leases payable (current portion)                               120,000         119,000
     Income taxes payable                                                    74,000          40,000
                                                                       ------------    ------------
            Total current liabilities                                    21,075,000      20,901,000

OTHER LIABILITIES
     Notes payable (less current portion)                                 7,652,000       7,415,000
     Capital leases payable (less current portion)                          240,000         353,000
     Residents' funds payable                                               370,000         403,000
     Deferred rent                                                          809,000         314,000
     Other liabilities                                                      120,000         120,000
                                                                       ------------    ------------
                                                                          9,191,000       8,605,000
                                                                       ------------    ------------
            Total liabilities                                            30,266,000      29,506,000
                                                                       ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note N)

MINORITY INTERESTS                                                          565,000         545,000

STOCKHOLDERS' EQUITY
     Common stock, par value $.01 per share, authorized
     15,000,000 shares                                                       35,000          41,000
     Additional paid-in capital                                           5,556,000       6,126,000
     Note receivable - related party                                             --        (574,000)
     Deficit                                                             (5,464,000)     (1,361,000)
                                                                       ------------    ------------
            Total stockholders' equity                                      127,000       4,232,000
                                                                       ------------    ------------
                                                                       $ 30,958,000    $ 34,283,000
                                                                       ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                    2000            1999            1998
                                                                ------------    ------------    ------------
REVENUES
    Net patient service revenue                                 $ 72,792,000    $ 58,867,000    $ 57,610,000
    Management fee revenue                                         4,378,000      17,620,000         225,000
    Other revenue                                                    283,000         405,000         417,000
                                                                ------------    ------------    ------------
            Total revenues                                        77,453,000      76,892,000      58,252,000

EXPENSES
    Facility operating expenses:
      Salaries and benefits                                       58,042,000      57,109,000      42,823,000
      Food, medical and other supplies                             7,279,000       7,778,000       4,077,000
      Other operating expenses                                    10,570,000       8,845,000       8,685,000
    Corporate, general and administrative expenses                 3,271,000       2,953,000       1,871,000
    Interest expense                                               1,285,000       1,040,000         792,000
                                                                ------------    ------------    ------------
            Total expenses                                        80,447,000      77,725,000      58,248,000
                                                                ------------    ------------    ------------

    Income (loss) from operations                                 (2,994,000)       (833,000)          4,000

OTHER INCOME (EXPENSE)
    Loss on sale of business                                      (1,089,000)             --              --
    Provision for lawsuit settlement                                      --        (539,000)             --
    Gain on sale of bed licenses                                          --              --         280,000
                                                                ------------    ------------    ------------

    Income (loss) before income taxes and minority interest       (4,083,000)     (1,372,000)        284,000

PROVISION FOR (BENEFIT FROM) INCOME TAXES                                 --          15,000          30,000

MINORITY INTEREST IN INCOME OF CONSOLIDATED
    JOINT VENTURES                                                   (20,000)       (190,000)       (224,000)
                                                                ------------    ------------    ------------

    Net income (loss)                                           $ (4,103,000)   $ (1,577,000)   $     30,000
                                                                ============    ============    ============

    Basic earnings (loss) per common share                      $      (1.15)   $      (0.38)   $       0.01
                                                                ============    ============    ============

    Weighted average number of common shares outstanding           3,568,000       4,125,000       4,125,000
                                                                ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                    Common Stock
                                             --------------------------     Additional     Note Rec.
                                                Number                       Paid-in        Related       Retained
                                              of Shares        Amount        Capital         Party        Earnings         TOTAL
                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, June 30, 1997                         4,125,000    $    41,000    $ 6,168,000    $        --        186,000    $ 6,395,000

Additional costs of issuance of common
    stock and warrants                                --             --        (42,000)            --             --        (42,000)

Net income                                            --             --             --             --         30,000         30,000
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, June 30, 1998                         4,125,000         41,000      6,126,000             --        216,000      6,383,000

Net loss                                              --             --             --             --     (1,577,000)    (1,577,000)

Reclassification of note receivable -
    related party                                     --             --             --       (574,000)            --       (574,000)
                                             -----------    -----------    -----------    -----------    -----------    -----------

Balance, June 30, 1999                         4,125,000         41,000      6,126,000       (574,000)    (1,361,000)     4,232,000

Increase in note receivable - related party           --             --             --         (2,000)            --         (2,000)

Retirement of common stock received in
    satisfaction of related party note
    receivable                                  (600,000)        (6,000)      (570,000)       576,000             --             --

Net loss                                              --             --             --             --     (4,103,000)    (4,103,000)

                                             -----------    -----------    -----------    -----------    -----------    -----------
Balance, June 30, 2000                         3,525,000    $    35,000    $ 5,556,000    $        --    $(5,464,000)   $   127,000
                                             ===========    ===========    ===========    ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                                         2000           1999           1998
                                                                                     -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                                 $(4,103,000)   $(1,577,000)   $    30,000
   Adjustments to reconcile net income (loss) to net cash
      provided by (used in) operating activities:
        Provision for doubtful accounts, net                                             786,000        502,000        166,000
        Depreciation and amortization                                                    780,000        817,000        569,000
        Loss on sale of business                                                         726,000             --             --
        Increase (decrease) in deferred rent                                             495,000        (50,000)       (52,000)
        Loss on disposal of assets                                                            --             --         27,000
        Minority interest in income of consolidated joint ventures                        20,000        190,000        224,000
        Gain on sale of bed licenses                                                          --             --       (280,000)
        Changes in operating assets and liabilities:
          Increase in accounts payable and accrued expenses                            1,030,000      4,941,000        752,000
          Decrease (increase) in inventories                                             382,000       (281,000)      (274,000)
          Decrease (increase) in prepaid and other current assets                         94,000       (601,000)      (115,000)
          Increase (decrease) in income taxes payable                                     34,000        (51,000)      (113,000)
          Increase in other assets                                                      (208,000)       (51,000)      (417,000)
          (Decrease) increase in due to SunBridge - purchased receivables               (488,000)     2,582,000             --
          (Decrease) increase in estimated third-party payor settlements--Medicaid
            and Medicare, net                                                           (751,000)      (550,000)     1,444,000
          Increase in accounts receivable                                             (1,035,000)    (5,768,000)    (3,194,000)
                                                                                     -----------    -----------    -----------
            Net cash provided by (used in) operating activities                       (2,238,000)       103,000     (1,233,000)
                                                                                     -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Repayments of operating subsidy receivable                                           185,000        168,000        148,000
    Proceeds from sale of business                                                        40,000             --             --
    Repayments of note receivable - related party                                             --        120,000        787,000
    Proceeds from sale of bed licenses                                                        --             --      1,550,000
    Increase in security deposits - related parties                                           --             --        (55,000)
    Increase in goodwill on  purchase of subsidiary                                           --             --        (75,000)
    Disbursements on note receivable - related party                                      (2,000)       (99,000)    (1,092,000)
    Acquisition of property, equipment and leasehold improvements                       (542,000)      (583,000)      (681,000)
                                                                                     -----------    -----------    -----------
            Net cash provided by (used in)  investing activities                        (319,000)      (394,000)       582,000
                                                                                     -----------    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from line of credit, net                                                    424,000      3,431,000             --
    Proceeds of short term borrowings and Beverly receivables                                 --             --        400,000
    Proceeds from mortgage note                                                               --             --        231,000
    Stock registration costs                                                                  --             --        (42,000)
    Repayment of short-term borrowing                                                         --             --       (200,000)
    Minority investment (distribution) in consolidated joint ventures                         --        (54,000)       305,000
    Repayments of mortgage and notes payable                                            (135,000)      (120,000)      (117,000)
    Repayments of capital lease obligations                                             (142,000)      (122,000)       (95,000)
                                                                                     -----------    -----------    -----------
            Net cash provided by financing activities                                    147,000      3,135,000        482,000
                                                                                     -----------    -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (2,410,000)     2,844,000       (169,000)

CASH AND CASH EQUIVALENTS, beginning of year                                           3,675,000        831,000      1,000,000
                                                                                     -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, end of year                                               $ 1,265,000    $ 3,675,000    $   831,000
                                                                                     ===========    ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
                FOR THE YEARS ENDED JUNE 30, 2000, 1999 AND 1998

                                                                                          2000           1999          1998
                                                                                      -----------    -----------   -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash paid (received) for:
          Interest                                                                    $ 1,285,000    $ 1,040,000   $   789,000
          Income taxes                                                                    (15,000)         9,000       145,000

    Non-cash investing and financing activities:
          Certain assets acquired through assumption of mortgage
             note payable.                                                            $   455,000    $   392,000   $ 6,863,000
          Equipment and leasehold improvements acquired through
             assumption of notes payable and capital leases.                               76,000        232,000       555,000
          Common stock received in satisfaction of note receivable - related party        576,000             --            --
          Promissory note received and accounts receivable recorded in connection
             with sale of business                                                        499,000             --            --
          Equipment distributed to joint venture member in satisfaction of accounts
             payable                                                                       80,000             --            --

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE A - SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of Lexington Healthcare Group, Inc. and all of its wholly-owned subsidiaries: Balz Medical Services, Inc. ("BALZ"), Professional Relief Nurses, Inc. ("PRN"), Lexington Highgreen Holding, Inc. and Lexicore Rehab Services, L.L.C. (Lexicore) (collectively, the "Company") as well as the accounts of a joint venture controlled by the Company, Lexicon Pharmacy Services, L.L.C. All material intercompany balances and transactions have been eliminated in consolidation.

As of January 1, 1999, the Company acquired the remaining 50% membership interest of Lexicore for a nominal amount plus $120,000 of contingent payments which are payable based on the occurrence of certain future events. The acquisition of Lexicore has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based on their fair value on the date of acquisition. The Company has not recorded any goodwill in connection with this purchase. Henceforth, the Company has accounted for Lexicore as a wholly-owned subsidiary and minority interest has been adjusted accordingly.

NATURE OF OPERATIONS

The Company is a long-term and subacute care provider, which operates eight nursing home facilities at June 30, 2000 with a total of 1,063 beds licensed by the State of Connecticut. The Company also provides physical, occupational and speech therapy and other services to qualified health care facilities, and provides health care services in the homes of its patients.

JOINT VENTURE

The Company has a 70% interest in Lexicon Pharmacy Services, L.L.C. ("Lexicon"), a Delaware limited liability company, which was formed on October 31, 1997 to provide institutional pharmacy services to health care facilities and the patients residing therein. The joint venture is controlled by the Company and the assets, liabilities and results of its operations from inception are included in the Company's consolidated financial statements with appropriate recognition of minority interest. Lexicon has ceased operations as of March 31, 2000. Once remaining accounts receivable have been collected and all obligations paid, the members will terminate Lexicon.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

MANAGEMENT FEES

As consideration for services provided under an interim management agreement with SunBridge Healthcare Corporation which was terminated in fiscal 2000 (see Note B), the Company was entitled to retain the excess of any revenues earned in the delivery of patient services over the expenses incurred during the term and was responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term. Such revenues have been classified as management fee revenue in the accompanying consolidated statement of operations.

The Company recognizes other management fees as they are earned and accrues related fees payable to subcontractors as they are incurred.

CASH EQUIVALENTS

For the purpose of the consolidated statements of cash flows, the Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had cash equivalents of $865,000 at June 30, 2000 and $1,172,000 at June 30, 1999, consisting of overnight investments and certificates of deposit.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

RECENT ACCOUNTING STANDARDS

EARNINGS PER COMMON SHARE

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". The objective of SFAS No. 128 is to simplify the standards for computing earnings per share (EPS) and make them comparable to international EPS standards. It replaced the presentation of primary and fully-diluted EPS with a presentation of basic and diluted EPS. All prior period EPS data presented has been restated to conform with the provisions of this statement. Dilutive earnings per share has not been presented as the potentially dilutive stock options are anti-dilutive.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income," established standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The Company has no material components of other comprehensive income (loss) and, accordingly, the Company's comprehensive income (loss) is the same as its net income (loss) for all years presented.

SEGMENT REPORTING

Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," changed the way public companies report financial and descriptive information about their operating segments. The Company provides health care services and many other closely related ancillary services to its patients and residents. All of these services fall within one reportable segment as defined in SFAS No. 131.

DERIVATIVE INSTRUMENTS

Statement of Financial Accounting Standards No 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires all derivatives to be recognized in the balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, Statement of Financial Accounting Standards No. 137, amended SFAS 133 delaying its effective date to fiscal years beginning after June 15, 2000. The Company does not currently hold any derivative instruments nor does it engage in hedging activities. The Company does not believe that the new standard will impact its consolidated financial statements.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE B - ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

MANAGEMENT OF SUN HOMES, ACQUISITION OF ADAMS AND HERITAGE AND TERMINATION OF MANAGEMENT AGREEMENT

On November 1, 1998 the Company began providing management services for four skilled nursing facilities in Connecticut under an interim Management Agreement with SunBridge Healthcare Corporation ("SunBridge"), a New Mexico corporation and nation-wide healthcare provider.

As consideration for the services provided under this Management Agreement, the Company was entitled to retain the excess of any revenues earned in the delivery of patient services over the expenses incurred during the term and was responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term. Under the terms of the agreement SunBridge retained responsibility for all building lease costs. In addition, the Company purchased substantially all of SunBridge's accounts receivable for these facilities. As of June 30, 2000, the balance owed is presented as "Due to SunBridge - purchased receivables" in the accompanying consolidated balance sheet.

As a result of this agreement, the Company earned management fees of $4,422,000 and $17,394,000 and incurred costs and expenses of $4,407,000 and $17,004,000 during the years ended June 30, 2000 and 1999, respectively,

Effective September 1, 1999, the Company finalized agreements to acquire the operations of two of the managed facilities, Adams House and Heritage Heights. The related real property was leased (see Note J) with options to purchase which expire August 30, 2001; these facilities are located in Torrington and Danbury, CT and have a total of 240 skilled nursing beds. Management contracts covering the two other SunBridge facilities with a total of 239 skilled nursing beds were terminated as of August 31, 1999 and the operations of those facilities were returned to SunBridge.

SALE OF BUSINESS

On June 14, 2000 BALZ sold its operating assets and business (exclusive of cash and accounts receivable) to an unrelated company, for $539,000 plus assumption of certain liabilities relating to financed equipment and leases. The agreement provided for a $40,000 cash payment at closing, a $260,000 note receivable requiring twelve equal monthly installments of principal and interest of $22,000 beginning July 1, 2000, and a payment of $239,000 for the book value of inventory due 90 days after closing.

In connection with this sale, the Company recorded a loss on the transaction of $1,089,000 which represented the difference in the recorded book value of assets sold (including goodwill) and the sales price and includes a $363,000 charge to settle an employment contract with the President of BALZ (see Note N).


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE C - FINANCIAL INSTRUMENTS

CONCENTRATIONS OF CREDIT RISK

The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, residents' funds, accounts receivable, operating subsidy receivable, note receivable and security deposits-related parties.

Cash and cash equivalents and residents' funds

The Company places its cash deposits with high credit-quality institutions and such deposits exceeded federal depository insurance limits by approximately $1,173,000 at June 30, 2000. However, the Company has not experienced any losses in this area and management believes its cash deposits are not subject to significant credit risk.

Accounts receivable

The Company grants credit without collateral to its patients, all of whom are residents of local communities in the State of Connecticut in which the Company's facilities are located, and most of whom are insured under third-party payor agreements. Management performs ongoing credit evaluations of its residents and has provided for potential credit losses through direct write-offs and an allowance for bad debts which is considered to be adequate by management.

The mix of receivables from patients, third-party payors and others as of June 30, 2000 and 1999 is as follows:

                                                            2000     1999
                                                            ----     ----
      Medicare and Medicaid                                   67%      68%
      Private insurance and other nongovernment agencies      27       26
      Other                                                    6        6
                                                             ---      ---
                                                             100%     100%
                                                             ===      ===

Operating subsidy receivable

This amount is due from Beverly, a provider of health care services throughout the United States, in connection with the Company's purchase of the assets of two nursing homes in 1997 (see Note F). The receivable is unsecured, but Beverly has made all required payments in a timely manner, and management believes it is not subject to significant credit risk.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE C - FINANCIAL INSTRUMENTS (Continued)

CONCENTRATIONS OF CREDIT RISK (Continued)

Note Receivable

This amount is due from MedixDirect.com, LLC, an unrelated party with whom the Company is continuing to do business. The note is collateralized by the assets and business sold.

Security deposits - related parties

This amount is controlled by entities related to the Company by common ownership (see Note J); accordingly, management believes it represents negligible credit risk.

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

The carrying amounts of the Company's financial instruments approximate their fair values as outlined below:

      Cash and cash equivalents, residents' funds, accounts receivable, note receivable, and accounts and accrued expenses payable:
      The carrying amounts approximate their fair values because of the short maturity of those instruments.

      Notes payable and obligations under capital leases:
      The carrying amounts approximate fair value because the interest rates on the notes or leases approximate the Company's current borrowing rate.

Management has determined that it is not practicable to estimate the fair value of the security deposits - related parties, and operating subsidy receivable due to the lack of marketability of these financial instruments.

The Company's financial instruments are held for other than trading purposes.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE D - THIRD-PARTY REVENUE ADJUSTMENTS AND SETTLEMENTS

The Company has recorded reductions in patient service revenue of $230,000, $443,000 and $669,000 during the years ended June 30, 2000, 1999 and 1998, respectively, in connection with adjustments of previously recorded estimated settlements as shown below:

                                   Year ended June 30,
                                   -------------------
                              2000         1999         1998
                              ----         ----         ----
                Medicare   $(185,000)   $(402,000)   $(115,000)
                Medicaid     (45,000)     (41,000)    (584,000)
                           -----------------------------------
                           $(230,000)   $(443,000)   $(699,000)
                           =========    =========    =========

As of June 30, 2000 and 1999 the Company had recorded the following amounts as payable in connection with estimated Medicare and Medicaid settlements:

                              2000         1999
                              ----         ----
                Medicare    $ 57,000     $ 17,000
                Medicaid     131,000      922,000

Such amounts represent management's best estimates of the amounts expected to be due and are based on anticipated results of ongoing negotiations, interpretation of applicable regulations and other assumptions. It is reasonably possible that the amounts the Company will ultimately be obligated to pay could differ materially in the near term.

NOTE E - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Property, equipment and leasehold improvements consist of the following:

                                                         June 30,     June 30,
                                                           2000         1999
                                                        -----------------------
      Land and land improvements                        $  449,000   $  359,000
      Building and building improvements                 2,079,000    1,803,000
      Equipment                                          1,623,000    1,734,000
      Leasehold improvements                             1,362,000    1,059,000
                                                        ----------   ----------
                                                         5,513,000    4,955,000
      Less: accumulated depreciation and amortization    1,036,000      808,000
                                                        ----------   ----------
                                                        $4,477,000   $4,147,000
                                                        ==========   ==========

Construction in progress included in building and leasehold improvements totaled $874,000 and $555,000 as of June 30, 2000 and 1999, respectively. Depreciation and amortization expense totaled $475,000, $430,000, and 267,000 for the years ended June 30, 2000, 1999, and 1998, respectively.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE F - OTHER ASSETS

On July 1, 1997, Lexington Highgreen Holding, Inc. (a wholly-owned subsidiary of Lexington Healthcare Group, Inc.) purchased substantially all of the assets of two skilled nursing facilities, Greenwood Health Center and Highland Acres Extend-a-Care Center from Beverly Enterprises, Inc. ("Beverly"). These facilities are located in Hartford and Winsted, CT and at the time of purchase had 240 and 75 licensed beds, respectively. The Company is presently operating 225 beds, has returned the license on 40 beds to the State of Connecticut and, in November 1997, sold the remaining license on 50 beds to an unrelated party for $1,550,000 in cash resulting in a gain of $280,000 which is reflected as other income in the accompanying consolidated statement of operations. Beverly also agreed to pay a $2.5 million operating subsidy to the Company over five years, bringing the net cost of the transaction to the Company to $4.3 million. The Company has not recorded any goodwill in connection with this purchase but has allocated $1,742,000 of the purchase price to bed licenses, which is being amortized over 15 years. The amount of bed license amortization was $116,000 in each of the years ended June 30, 2000, 1999 and 1998.

The acquisitions of BALZ and PRN in 1997 were accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their fair values at date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $3,371,000 and was recorded as goodwill, which is being amortized on a straight-line basis over 20 years. The amount of goodwill amortization was $164,000, $168,000, and $170,000 for the years ended June 30, 2000, 1999 and 1998, respectively. During June 2000 the operating assets and business of BALZ were sold, resulting in the write off of the remaining amount of unamortized goodwill of $963,000. The June 30, 2000 goodwill balance relates to PRN.

NOTE G - NOTE RECEIVABLE--RELATED PARTY

In July 1999, the Company, pursuant to Board of Director's approval, defaulted an 8% interest-bearing promissory note due from an officer and director of the Company and seized the collateral of 600,000 shares of the Company's common stock in satisfaction of the note and interest due. The shares received were initially put into the Company's treasury but have been retired as of June 30, 2000.

The 600,000 shares had a market bid price of $731,000 at the time of their surrender and the note and accumulated interest had a carrying value of $576,000. The Company's Board of Directors considers the difference between the market price and carrying value of the note receivable of $155,000 to be a reasonable and fair discount for the shares received.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE H - NOTES PAYABLE

Notes payable consist of the following:                June 30,      June 30,
                                                         2000          1999
                                                     -------------------------
      10% mortgage note secured by property
        and equipment of two nursing homes;
        due in 2022, with monthly installments
        of approximately $75,000                     $ 7,711,000   $ 7,342,000
      Line of credit at prime plus 3%, (11.5% at
        June 30, 2000) secured by accounts
        receivable and other assets                    4,056,000     3,631,000
      9.45% equipment term notes                              --        84,000
      8.75% equipment term note payable to a bank;
        due in 2003 with monthly installments of
        approximately $2,000                              61,000        80,000
      Vehicle term notes                                      --        26,000
                                                     -----------   -----------
                                                      11,828,000    11,163,000
            Less: current portion                      4,176,000     3,748,000
                                                     -----------   -----------
                                                     $ 7,652,000   $ 7,415,000
                                                     ===========   ===========

In July 1997, the Company financed the purchase of two nursing homes with a $6.8 million mortgage note payable to Nationwide Health Properties, Inc. Nationwide has agreed to finance up to $2 million in improvements to the nursing homes made in connection with change of ownership requirements. Through June 30, 2000, $1,052,000 has been advanced for such improvements and is included in the mortgage obligation above. In addition, the Company is required to maintain a debt service reserve of $360,000 which, as of June 30, 2000, is fully funded and is included in other assets in the accompanying consolidated balance sheets.

The Company has a financing agreement through April 2003 with a healthcare lender for a line of credit of up to the lesser of $6 million or an amount based on 85% of eligible accounts receivable, as defined in the agreement. At June 30, 2000 the Company was not in compliance with one covenant of this financing agreement, but has obtained a waiver of compliance for that specific requirement.

Aggregate principal maturities of notes payable in succeeding years are as follows:

      Year ending June 30:
               2001                                     $ 4,176,000
               2002                                         134,000
               2003                                         143,000
               2004                                         137,000
               2005                                         151,000
               Subsequent to 2005                         7,087,000
                                                        -----------
                                                        $11,828,000
                                                        ===========


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE I - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following:

                                                  June 30,       June 30,
                                                    2000           1999
                                                --------------------------

      Accounts payable                          $ 8,582,000    $ 7.730,000
      Accrued payroll and payroll taxes           3,855,000      4,118,000
      Other accrued expenses                      1,986,000      1,625,000
                                                -----------    -----------
                                                $14,423,000    $13,473,000
                                                ===========    ===========

NOTE J - LEASE COMMITMENTS

CAPITAL LEASES

The following is an analysis of leased property under capital leases by major class at June 30, 2000:

      Equipment                                    $552,000
      Less: accumulated amortization                233,000
                                                   --------
                                                   $319,000
                                                   ========

Amortization expense relative to leased property under capital leases totaled $79,000, $80,000, and $47,000 for the years ended June 30, 2000, 1999 and 1998 respectively, and is included in depreciation and amortization expense disclosed in Note E.

The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments:

      Year ending June 30:
              2001                                 $154,000
              2002                                  152,000
              2003                                  108,000
              2004                                   40,000
              2005                                   10,000
              ----                                 --------
              Total minimum lease payments          464,000
              Less: amount representing interest    104,000
                                                   --------
                                                   $360,000
                                                   ========


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE J - LEASE COMMITMENTS (Continued)

RELATED PARTY OPERATING LEASES (Continued)

The Company leases four of its nursing facilities (including certain equipment) under an operating lease with a partnership related through common ownership. The lease agreement, as amended, commenced on July 1, 1995 and is for an eighteen-year period, with renewal options for up to thirteen years. Annual rentals under the lease are currently $2.5 million.

The Company has renegotiated the required rent payments covering the period of October 1999 through February 2001 which will reduce the rent due during that period by approximately $800,000. Recognition of the rent reduction has been accounted for by increasing deferred rent which equalizes the annual rent expense over the remaining fourteen-year lease term. Deferred rent payable represents the excess of rent expense determined on a straight-line basis over amounts paid to date pursuant to the lease with the related partnership.

In addition, the Company leases its corporate office space from an entity related through common ownership under an operating lease which expires in February 2013 and has two five-year renewal options with rent at then market rates.

Future minimum lease payments required under these related party lease obligations, net of sublease rentals are as follows:

      Year ending June 30:
               2001                             $ 2,357,000
               2002                               2,629,000
               2003                               2,640,000
               2004                               2,665,000
               2005                               2,679,000
               Thereafter                        23,684,000
                                                -----------
                                                $36,654,000
                                                ===========

Rent expense charged to operations under these related party operating leases aggregated $2,540,000, 2,538,000 and $2,488,000 for the years ended June 30, 2000, 1999, and 1998, respectively.

The Company has deposited with the related partnership, in connection with the nursing home facilities lease, a non-interest bearing security deposit of approximately $2.3 million as of June 30, 2000 and 1999. The Company has also deposited, in connection with its corporate office lease, a non-interest bearing security deposit of approximately $55,000 as of June 30, 2000 and 1999.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE J - LEASE COMMITMENTS

OTHER OPERATING LEASES

The Company has other operating leases, including the lease of the Adams House and Heritage Heights facilities, which expire in various years through 2010. Rent expense charged to operations under such leases totaled approximately $522,000, $82,000 and $78,000 for the years ended June 30, 2000, 1999 and 1998, respectively.

Future minimum lease payments required under these other operating leases are as follows:

      Year ending June 30:
               2001                              $  687,000
               2002                                 892,000
               2003                                 937,000
               2004                                 962,000
               2005                                 977,000
               Thereafter                         4,048,000
                                                 ----------
                                                 $8,503,000
                                                 ==========

NOTE K - STOCKHOLDERS' EQUITY

COMMMON STOCK

The Company's Board of Directors has approved the issuance of 250,000 shares of common stock to be issued to the Company's counsel for legal services. As of June 30, 2000, the shares have not been issued.

WARRANTS

The Company has issued warrants to purchase 1,940,625 shares of the Company's common stock at $6 per share, subject to adjustment in certain circumstances, which may be exercised at any time after May 14, 1998 through May 13, 2003. The warrants are subject to redemption by the Company at any time after May 14, 1998 at a price of $.05 per warrant provided that the closing price of the Company's common stock has equaled or exceeded $10 per share for a period of twenty consecutive trading days.

The Company's Board of Directors approved the issuance to employees, directors and others of warrants to purchase 1,533,200 shares of the Company's common stock exercisable at $.56 cents per share; none of these warrants have been issued as of June 30, 2000.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE K - STOCKHOLDERS' EQUITY (Continued)

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

As of June 30, 2000, 160,000 options remain outstanding; 142,000 options were cancelled when the employees to whom they were issued terminated their employment. Through June 30, 2000 no options have been exercised.

The Company has reserved 770,000 shares of its common stock for issuance pursuant to stock options to be granted to consultants, exercisable at $.56 per share, as compensation for services to be rendered pursuant to consulting agreements. None of these options have been issued as of June 30, 2000.

The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost at the grant date.

If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and income (loss) per share would have been adjusted to the pro forma amounts indicated below:

                              Year ended June 30, 2000             Year ended June 30, 1999         Year ended June 30, 1998
                              ------------------------             ------------------------         ------------------------
                           As reported          Pro forma        As reported        Pro forma      As reported       Pro forma
                           -----------          ---------        -----------        ---------      -----------       ---------
Net income (loss)          $(4,103,000)        $(4,320,000)      $(1,577,000)      $(1,794,000)      $30,000         $(21,000)
                           ============        ============      ============      ============      =======         =========
Basic earnings (loss)
per common share              $(1.15)             $(1.21)            $(.38)            $(.43)          $.01            $(.01)
                              =======             =======            ======            ======          ====            ======


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE K - STOCKHOLDERS' EQUITY (Continued)

STOCK OPTION PLAN (Continued)

The fair value of each option grant is estimated on the date of grant with the following assumptions:

      Expected dividend yield                   0%
      Expected volatility                       41%
      Risk-free interest rate                   9%
      Expected life of options                  72 months

PREFERRED STOCK

The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 per value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. As of June 30, 2000, the Company has issued no preferred stock.

NOTE L - INCOME TAXES

The components of the provision for (benefit from) income taxes for the years ended June 30, 2000, 1999 and 1998 are as follows:

                                         2000          1999          1998
                                         ----          ----          ----
      Current:
          Federal                      $    --       $    --       $    --
          State                             --        15,000        30,000
                                       -------       -------       -------
                                            --        15,000        30,000
                                       -------       -------       -------
      Deferred:
          Federal                           --            --            --
          State                             --            --            --
                                       -------       -------       -------
                                            --            --            --
                                       -------       -------       -------
                                       $    --       $15,000       $30,000
                                       =======       =======       =======


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE L - INCOME TAXES (Continued)

The significant components of the deferred tax provision for 2000, 1999 and 1998 are as follows:

                                     2000            1999           1998
                                     ----            ----           ----
Net operating loss                $ (494,000)     $(143,000)     $ (84,000)
Bad debt reserve                    (283,000)      (154,000)       (52,000)
Property and equipment              (169,000)        28,000         27,000
Organizational costs                   5,000        (32,000)        31,000
Deferred rent                       (214,000)        21,000         21,000
Accrued expenses                    (144,000)      (262,000)      (118,000)
Deferred revenue                    (514,000)        (1,000)       599,000
Valuation allowance                1,813,000        543,000       (424,000)
                                  ----------      ---------      ---------
                                  $       --      $      --      $      --
                                  ==========      =========      =========

The components of the net deferred tax asset and liability as of June 30, 2000 and 1999 are as follows:

Deferred tax assets (liabilities)                  2000                1999
---------------------------------                  ----                ----
Net operating losses                           $   721,000          $ 227,000
Bad debt reserve                                   569,000            286,000
Property and equipment                             128,000            (41,000)
Organizational costs                                20,000             25,000
Deferred rent                                      344,000            130,000
Accrued expenses                                   790,000            646,000
Deferred revenue                                  (146,000)          (660,000)
Valuation allowance                             (2,391,000)          (578,000)
                                               -----------          ---------

Net deferred tax asset                         $    35,000          $  35,000
                                               ===========          =========

The Company has recorded a valuation allowance of $2,391,000 and $578,000 at June 30, 2000 and 1999, respectively, to reflect the estimated amount of deferred tax assets. A valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in future years.

The net change in the valuation allowance for deferred tax assets was an increase of $1,813,000 and $543,000 for the years ended June 30, 2000 and 1999, respectively, and a decrease of $424,000 for the year ended June 30, 1998.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE L - INCOME TAXES (Continued)

The Company has federal and state operating loss carryforwards which total approximately $1,716,000 and $1,616,000, respectively, that are available to reduce federal and state taxable income. The federal operating loss carryforwards expire in various years through 2020 and the state operating loss carryforwards expire in various years through 2005.

The principal reasons for the difference between the statutory federal income tax rate and the effective rate are as follows:

                                                    2000      1999      1998
                                                    ----      ----      ----
Statutory federal income tax rate                  (34.0%)   (34.0%)    34.0%
State taxes, net of federal benefits                  --       1.2       7.0
Goodwill amortization                                1.2       5.0      20.2
Minority interest adjustment                        (2.4)     (4.5)    (26.8)
Bad debt expense                                     4.8       8.8        --
Accrued expenses                                     3.0      11.7        --
Other adjustments                                   11.5      16.5      (1.5)
Loss on sale of Balz assets                          1.0        --        --
Valuation allowance                                 14.8      (3.7)    (22.3)
                                                   -----     -----     -----
                                                      --%      1.0%     10.6%
                                                   =====     =====     =====

NOTE M - RISKS AND UNCERTAINTIES

LABOR CONCENTRATION

As of June 30, 2000, approximately 56% of the Company's employees were covered by eight separate collective bargaining agreements with New England Health Care Employees Union, District 1199/SEIU, AFL-CIO ("Union") two of which expire in November, 2000 (representing 13% of the Company's employees) and another six of which expire on March 15, 2001.

PATIENT SERVICE REVENUE

Approximately 97%, 98%, and 97% of net patient service revenue was derived under federal and state third-party reimbursement programs in 2000, 1999 and 1998, respectively. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the nursing home industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company's ability to maintain the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which all Connecticut nursing homes operate.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE M - RISKS AND UNCERTAINTIES (Continued)

PATIENT SERVICE REVENUE (Continued)

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any significant pending or threatened investigations involving allegations of potential wrongdoing, except as disclosed in Note N . Compliance with such laws and regulations are subject to government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. Changes in the Medicare and Medicaid programs and/or the reduction of funding levels could have an adverse impact on the Company.

MALPRACTICE INSURANCE

The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on an occurrence basis in ensuing years. As of June 30, 2000, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

NOTE N - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT AGREEMENTS

The Company had employment agreements with three of its executive officers which became effective in 1997. During the year ended June 30, 2000, the Company's founder and CEO retired; the Company negotiated the settlement of its remaining obligations under his employment agreement for $250,000 which has been recorded as a charge to expense in the accompanying consolidated statement of operations. As a result of this settlement, the former CEO completed the previously agreed-on repayment to the Company of $109,000 for certain trade payables owed to the Company by a business he previously owned.

As a result of the sale of the business of BALZ (see Note B), the Company settled the employment agreement with the President of BALZ for $363,000 which has been recorded as a charge to expense in the accompanying consolidated statement of operations.

The remaining agreement for the Company's President and current CEO provides for a $175,000 annual salary, with cost of living increases and a bonus equal to 1% of the Company's net income before taxes. The agreement provides that he shall devote substantially all of his working time and attention to the business of the Company and contains certain non-compete provisions. The agreement had an initial term of five years and is automatically renewable for successive one-year periods unless either the Company or the employee elects not to renew his employment.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE N - COMMITMENTS AND CONTINGENCIES (Continued)

UNION PENSION CONTRIBUTION

The Company's union employees participate in union pension plans to which the Company contributes an amount stipulated in each collective bargaining agreement. For the years ended June 30, 2000, 1999 and 1998, contributions were approximately $1,807,000, 1,458,000 and $842,000, respectively.

NON-UNION PENSION PLAN

As of February 1, 1999, the Company implemented a new defined-contribution pension plan for non-union employees to which the Company contributes 4% of employee compensation annually; investments in the plan are directed by the participants. In connection therewith the Company has recorded pension expense of $464,000 and $236,000 for the years ended June 30, 2000 and 1999, respectively.

GOVERNMENT INVESTIGATION

In October 1999, Federal officials (the "government") seized records and documents from the Company and subpoenaed current and former employees to provide testimony in connection with a grand jury investigation being conducted by the Office of the U.S. Attorney. The Company and certain members of present and former senior management have been named as targets of the government's investigation. However, the government has not provided the Company with any documentation from which it may determine the nature and scope of the investigation.

The Company is cooperating fully with the government investigation, has provided all requested records and information, and management is confident that the Company has not committed any wrongdoings. In addition, the Company has established an independent committee of the Board of Directors to supervise its own investigation. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying consolidated financial statements. Through June 30, 2000 the Company has recorded charges to expense of $343,000 relating to this matter.

LAWSUIT SETTLEMENT

The former President and Administrator of Professional Relief Nurses, Inc.
(PRN), the Company's home care subsidiary, initiated a lawsuit against Lexington Healthcare Group, Inc., PRN, and the Company's former Chairman and CEO, in connection with her termination in July 1998. In September 1999 the Company reached a settlement in this suit to avoid the expenses of protracted litigation. The Company has recorded a provision for lawsuit settlement of $539,000 in the accompanying consolidated statement of operations for the year ended June 30, 1999.


                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2000, 1999 AND 1998

NOTE N - COMMITMENTS AND CONTINGENCIES (Continued)

OTHER CONTINGENCIES

The Company is also involved in other legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company's consolidated financial statements.

LEGISLATION, REGULATIONS AND MARKET CONDITIONS

The Company is subject to extensive federal, state and local government regulation relating to licensure, conduct of operations, ownership of facilities, expansion of facilities and services and reimbursement for services. As such, in the ordinary course of business, the Company's operations are continuously subject to state and federal regulatory scrutiny, supervision and control. Such regulatory scrutiny often includes inquiries, investigations, examinations, audits, site visits and surveys, some of which may be non-routine. The Company believes that it is in substantial compliance with the applicable laws and regulations. However, if the Company is ever found to have engaged in improper practices, it could be subjected to civil, administrative or criminal fines, penalties or restitutionary relief which may have a material adverse impact on the Company's financial results and operations.

NOTE O - OPERATIONS

During the year ended June 30, 2000, the Company reported a net loss of $4,103,000 which largely resulted from charges to operations which will not reoccur due to their one-time or special nature. Management has prepared plans which contemplate a significant turnaround in profitability and has plans to address the Company's equity capital and cash flow needs so that operations may continue in the normal manner.

Specifically, layoffs have been implemented, field and administrative positions were restructured to reduce costs, and cost monitoring has been tightened. Management is actively pursuing additional equity capital including a warrant offering for which warrants have already been registered with the SEC and potential investors have been contacted. In addition, positive cash flow is expected to result from collection of receivables of BALZ and Lexicon estimated at over $1,500,000, additional nursing home and home health agency collections of $1,000,000 and a proposed sale of surplus bed licenses for $500,000.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                      None.

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company, together with their ages and present positions with the Company are as follows:

Name                       Age                     Position
----                       ---                     --------
Harry Dermer ..............48    Chief Executive Officer, Chairman of the Board,
                                 President, and Director
Gary Coltek ...............43    Director
Dov Berkowitz, MD .........43    Director
Charles W. McLaughlin .....59    Director
Thomas E. Dybick ..........52    Chief Financial Officer and Secretary
Lawrence W. Fusco .........52    Controller

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

The following is a brief summary of the background of each director and executive officer of the Company:

Harry Dermer was elected Chairman and CEO effective June 1, 2000 upon the retirement of the Company's founder Jack Friedler. Mr. Dermer has served as President, Chief Operating Officer and Director of the Company since joining the Company in August 1995. Mr. Dermer has a Connecticut nursing home administrator's license. Prior to August 1995, Mr. Dermer co-founded Prometheus Pharmacy and Nursing Homes America, Inc., which are divisions of the Olympus Healthcare Group, where he served as Chief Financial Officer from 1994 to 1995, and Mediscript Pharmacy, Inc., a division of Mediplex, where he served as Chief Financial Officer from 1993 to 1994. Previously from 1990 to 1993 he was Vice President of Operations and Chief Financial Officer of Reliance Pharmacy Corp.

Gary Coltek has been an independent director of the Company since January 1998. Mr. Coltek is the chief executive officer and co-founder of WirelessMD, Inc. and has extensive background in the medical, hospitality and lodging industries. Prior to WirelessMD, he was the chief operating officer of International Consolidated Capital Companies and also has held the position of executive vice president with several medical organizations including PhyMatrix, Progressive Clinical Systems, Inc. and Clinical Oncology Network. Mr. Coltek received a B.S. in Business in 1978 from the State University of New York.

Dr. Dov Berkowitz has been an independent director of the Company since January 1998. Since 1984, Dr. Berkowitz has been in private practice as an Orthopedic Surgeon. Dr. Berkowitz received his M.D. in Medicine from the Mount Sinai School of Medicine in 1979 and received certification as an orthopedic surgeon from Mount Sinai Hospital in 1984.

Charles W. McLaughlin was elected to the Company's Board of Directors in May 2000. Mr. McLaughlin is a former member of the New York Stock Exchange and is the Chairman and CEO of MarketView Financial Group, Inc., a privately held merchant/investment banking firm. He is also the President and CEO of Forte Communications, Inc., a full service media company.

Thomas E. Dybick has served as the Company's Chief Financial Officer since September, 1996; he was elected Secretary in May, 2000. He is a Certified Public Accountant. Prior thereto, from 1992 to 1996 Mr. Dybick was Chief Financial Officer of AHF/Connecticut Management, Inc. which managed six nursing homes in Connecticut and Massachusetts. Previously, Mr. Dybick was employed by the law firm of Levy & Droney, PC as Executive Director (1985-1992).

Lawrence W. Fusco has served as the Company's Controller since July, 1997. He is a Certified Public Accountant. Prior thereto, from 1996 to 1997, Mr. Fusco was Division Controller of American Medical Response, a national ambulance and handi-van company. Previously, since 1991 he was Controller of The H.P. Hallock Co., a retailer.

Item 11. Executive Compensation

The following table sets forth the cash compensation, as well as certain other compensation paid or accrued, by the Company to Jack Friedler, its former Chief Executive Officer, to Harry Dermer, its current Chief Executive Officer and President, to Mary Archambault, its former Executive Vice President and former Secretary, and to Thomas E. Dybick, its Chief Financial Officer and current Secretary during the fiscal years ended June 30, 2000, 1999, 1998 and 1997.

Other than Messrs. Friedler, Dermer, Dybick and Ms. Archambault, no other executive officer of the Company had a total annual salary and bonus of $100,000 during the reported periods.

                                              -------------------------------------------------------------
                                                                                               Long Term
                                                         Annual Compensation                 Compensation
                                              -------------------------------------------------------------
                                                                                                 Stock
      Name and Principal Position                Year            Salary         Bonus       Options Granted
      ---------------------------             ---------------------------------------
      Jack Friedler,                          Fiscal 1997      $260,000          ---              ---
      Former Chief Executive Officer          Fiscal 1998      $266,250        $17,586          60,000
      and Director                            Fiscal 1999      $270,022        $10,500            ---
                                              Fiscal 2000      $511,188 (1)    $5,250          (60,000)

      Harry Dermer,                           Fiscal 1997      $174,980          ---              ---
      Chief Executive Officer,                Fiscal 1998      $179,196        $14,317          60,000
      President, and Director                 Fiscal 1999      $200,086        $8,077             ---
                                              Fiscal 2000      $214,078        $4,038             ---

      Thomas E. Dybick,                       Fiscal 1997       $72,037          ---              ---
      Chief Financial Officer and             Fiscal 1998      $110,318        $4,392           20,000
      Secretary                               Fiscal 1999      $117,808        $2,250             ---
                                              Fiscal 2000      $133,588        $2,500             ---

      Mary Archambault,                       Fiscal 1997      $159,783          ---              ---
      Former Executive Vice President,        Fiscal 1998      $107,088        $15,041          40,000
      Former President of BALZ                Fiscal 1999      $135,874        $12,923            ---
                                              Fiscal 2000      $557,577 (2)    $24,131         (40,000)

(1) During the year ended June 30, 2000, Mr. Friedler, the Company's founder and CEO, retired; the Company negotiated the settlement of its remaining obligations under his employment agreement for $250,000. As a result of this settlement, Mr. Friedler completed the previously agreed-on repayment to the Company of $109,000 for certain trade payables owed to the Company by a business he previously owned.

(2) As a result of the sale of the business of BALZ during the year ended June 30, 2000, the Company settled an employment agreement with Ms. Archambault, the President of BALZ, for $363,000.

The Company had employment agreements with each of Jack Friedler, Harry Dermer, and Mary Archambault which became effective in 1997.

The remaining employment agreement with the Company's current CEO and President provides for a $175,000 annual salary, with cost of living increases and a bonus equal to 1% of the Company's net income before taxes. The agreement provides that he shall devote substantially all of his working time and attention to the business of the Company and contains certain non-compete provisions. The agreement had an initial term of five years and is automatically renewable for successive one-year periods unless either the Company or Mr. Dermer elects not to renew his employment.

During the year ended June 30, 1998, the Company issued options to purchase 180,000 shares of its common stock to the above-noted officers at exercise prices ranging from $2.625 to $3.062 based on the market value at date of grant. The Board of Directors re-priced all outstanding options to all grantees in November 1998 at $.87 per share based on the current market value at that date. Such options vest at a rate of one-third per year and are fully vested on the fourth anniversary of their issuance. The options expire December 16, 2003. Options on 100,000 shares were cancelled in 2000 when Mr. Friedler and Ms. Archambault terminated their employment.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

No person owned of record or was known to own beneficially more than five percent (5%) of the outstanding common stock of the Company except as noted below. The following table shows the amount of common stock owned as of September 26, 2000 by each Director, and by all Directors and officers as a group, consisting of six persons.

                                                                              Amount and Nature
                         Name of Beneficial Owner                               of Beneficial         Percent
                                                                                  Ownership              of
                                                                             Shares Owned (1) (2)      Class
----------------------------------------------------------------------------------------------------------------
Jack Friedler, former Chief Executive Officer, Chairman of the Board and           1,426,500          40.5%
Director
Harry Dermer, CEO, Chairman, President, and Director                                655,500           18.6%
Dov Berkowitz, MD, Director                                                          10,000              *
Gary Coltek, Director                                                                10,000              *
Charles W. McLaughlin                                                                  -                 -
Thomas E. Dybick, Chief Financial Officer                                            13,334              *
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

(2) The number of shares beneficially owned includes 40,000 options out of the 60,000 granted to Mr. Dermer, 13,334 options out of the 20,000 granted to Mr. Dybick, 10,000 options out of the 15,000 granted to Dr. Berkowitz, and 10,000 options out of the 15,000 granted to Mr. Coltek.

Item 13. Certain Relationships and Related Transactions

During the year ended June 30, 2000, Jack Friedler, the Company's founder and former CEO, retired; the Company negotiated the settlement of its remaining obligations under his employment agreement for $250,000. As a result of this settlement, Mr. Friedler completed the previously agreed-on repayment to the Company of $109,000 for certain trade payables owed to the Company by a business he previously owned.

As a result of the sale of the business of BALZ during the year ended June 30, 2000, the Company settled an employment agreement with Mary Archambault, the President of BALZ, for $363,000.

In July 1999, the Company, pursuant to Board of Director's approval, defaulted an 8% interest-bearing promissory note due from the Company's former CEO and seized the collateral of 600,000 shares of the Company's common stock in satisfaction of the note and interest due. The shares received were initially put into the Company's treasury but have been retired as of June 30, 2000. This resulted in a reduction of working capital and stockholders' equity of $574,000 as shown in the June 30, 1999 consolidated statement of changes in stockholders' equity.

The 600,000 shares had a market bid price of $731,000 at the time of their surrender and the note and accumulated interest had a carrying value of $576,000. The Company's Board of Directors considers the difference between the market price and carrying value of the note receivable of $155,000 to be a reasonable and fair discount for the shares received.

On October 14, 1997 the Company loaned $757,000 to its then Chief Executive Officer and principal stockholder in order for him to pay personal income taxes due as a result of the reorganization of entities under common control (i.e., the Company's IPO). There was no cash compensation paid to him as part of the reorganization. The borrowing was evidenced by a 9% interest earning note receivable on which payments were made on December 26 ($157,000), December 31 ($300,000), February 3 ($150,000), and May 5, 1998 ($150,000). Interest on the
loan (amounting to $20,000) was paid in full.

Effective July 1, 1995, the Company entered into a ten-year lease, which was subsequently extended to eighteen years and retroactively amended, for four of the nursing homes operated by the Company. Jack Friedler, the Company's former Chief Executive Officer is a 33.33% limited partner of the lessor, Fairfield Group Health Care Centers Limited Partnership ("Fairfield"). The Company's annual rent expense for the year ended June 30, 2000 was $2,449,000. The Company believes that the terms of the lease are as favorable to the Company as those that could have been obtained from nonaffiliated parties.

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

The Company leases its corporate office space from an entity in which Jack Friedler and Harry Dermer own 50% under an operating lease which expires in February 2013 and has two five-year renewal options with rent at then market rates. Annual gross rental expense under this lease is $127,000; subleases of space intended for future expansion have reduced the Company's annual rental expense to approximately $90,000 during the year ended June 30, 2000. Further, prior to the sale of assets by BALZ, the Company leased office and warehouse space for BALZ from a related limited liability company owned in part by Messrs. Friedler and Dermer and Ms. Archambault under an operating lease which expires January 31, 2002. The Company's annual rent expense for the year ended June 30, 2000 was $67,000.

Jack Friedler and Harry Dermer entered into a stockholder's agreement, effective in May, 1997, which includes, among other things, the grant of a mutual right of first refusal to purchase any shares of Common Stock beneficially owned by the other stockholder, and a mutual agreement to vote for the other stockholder as a Director of the Company. As of June 30, 2000, Mr. Friedler is no longer a director of the Company.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Financial Statements

      (1)   The following financial statements are included in Part II Item 8:

            Report of Independent Certified Public Accountants on Financial Statements

            Financial Statements:
            Consolidated Balance Sheets - June 30, 2000 and 1999
            Consolidated Statements of Operations - Years Ended June 30, 2000,
                   1999 and 1998
            Consolidated Statements of Changes in Stockholders' Equity -
                   Years Ended June 30, 2000, 1999 and 1998
            Consolidated Statements of Cash Flows - Years Ended June 30, 2000,
                   1999 and 1998
            Notes to Consolidated Financial Statements

      (2) The following schedule for the years 2000, 1999, and 1998 is submitted herewith:

            Report of Independent Certified Public Accountants on Financial Statement Schedule

            Schedule II - Valuation and Qualifying Accounts

            All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

(b)   Reports on Form 8-K:

      June 29, 2000 Form 8-K filed concerning disposition of assets by BALZ; discussed above in Item 1.

(c)   Exhibits

      (11)  Earnings per share calculation

      (21)  Subsidiaries

      (23)  Independent Auditors' Consent

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, LEXINGTON HEALTHCARE GROUP, INC has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

      LEXINGTON HEALTHCARE GROUP, INC.
               (Registrant)


      By: /s/ Harry Dermer
          ----------------
      Harry Dermer, CEO, Chairman, President and Director

      Date: September 28, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


      /s/ Thomas E. Dybick    Chief Financial Officer   Date: September 28, 2000
      ---------------------
      Thomas E. Dybick


                              Director                  Date: September 28, 2000
      ---------------------
      Gary Coltek


                              Director                  Date: September 28, 2000
      ---------------------
      Dov Berkowitz, MD


                              Director                  Date: September 28, 2000
      ---------------------
      Charles W. McLaughlin


      /s/ Lawrence W. Fusco   Controller                Date: September 28, 2000
      ---------------------
      Lawrence W. Fusco

                        DISANTO BERTOLINE & COMPANY, P.C.
                         628 Hebron Avenue, Building #3
                              Glastonbury, CT 06033

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Lexington Healthcare Group, Inc.
  Farmington, Connecticut

We have audited the consolidated financial statements of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 2000 and 1999, and for the years ended June 30, 2000, 1999 and 1998; and have issued our report thereon dated September 25, 2000, which report includes an explanatory paragraph as to an uncertainty relating to a government investigation; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Lexington Healthcare Group, Inc. and subsidiaries, listed in Item 14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DISANTO BERTOLINE & COMPANY, P.C.

Glastonbury, Connecticut
September 25, 2000

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                                Balance at    Charged to
                               Beginning of    Costs and                   Balance at
  Year        Description          Year        Expenses      Writeoffs     End of Year
-----------------------------------------------------------------------------------------
  2000       Allowance for
           doubtful accounts     $ 848,000    $1,305,000    $ (519,000)    $1,634,000
                                 =========    ==========    ==========     ==========

  1999       Allowance for
           doubtful accounts     $ 346,000    $  748,000    $ (246,000)    $  848,000
                                 =========    ==========    ==========     ==========

  1998       Allowance for
           doubtful accounts     $ 180,000    $  166,000                   $  346,000
                                 =========    ==========                   ==========