Form 10-Q
period 2000-09-30
LEXINGTON HEALTHCARE GROUP INC
filed 2000-11-14
CIK 1026348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended September 30, 2000 or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 13, 2000 3,525,000 Shares of Common Stock outstanding

                        LEXINGTON HEALTHCARE GROUP, INC.
                          SEPTEMBER 30, 2000 FORM 10-Q
                                      INDEX

Part I --  Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets -- September 30,
           2000 and June 30, 2000.........................................Pg. 3.

           Condensed Consolidated Statements of Operations -- Three
           months ended September 30, 2000 and 1999.......................Pg. 4.

           Condensed Consolidated Statements of Cash Flows -- Three
           months ended September 30, 2000 and 1999.......................Pg. 5.

           Notes to Condensed Consolidated Financial Statements........Pg. 6-10.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations........................Pg. 11-14.

Part II -- Other Information.

Item 1.    Legal Proceedings.............................................Pg. 15.

Item 2.    Changes in Securities.........................................Pg. 16.

Item 3.    Defaults Upon Senior Securities...............................Pg. 16.

Item 4.    Submission of Matters to a Vote of Security Holders...........Pg. 16.

Item 5.    Other Information.............................................Pg. 16.

Item 6.    Exhibits and Reports on Form 8-K..............................Pg. 16.

Signatures...............................................................Pg. 16.


                                                                         Page 2.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         September 30,      June 30,
                                                                             2000             2000
                                                                         (Unaudited)       (Audited)
                                                                         ------------    ------------
                                             ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                           $  1,528,000    $  1,265,000
     Accounts and note receivable - net of allowance for
       doubtful accounts of $1,636,000 and $1,634,000, respectively        15,709,000      16,963,000
     Inventories, prepaid expenses and other current assets                 1,430,000       1,349,000
                                                                         ------------    ------------
            Total current assets                                           18,667,000      19,577,000

PROPERTY, EQUIPMENT & LEASEHOLD IMPROVEMENTS, net                           5,017,000       4,477,000

OTHER ASSETS
      Security deposits - related parties                                   2,337,000       2,337,000
      Residents' funds                                                        364,000         370,000
      Goodwill - net                                                        1,859,000       1,886,000
      Bed licenses - net                                                    1,365,000       1,394,000
      Other assets - net                                                      860,000         917,000
                                                                         ------------    ------------
                                                                            6,785,000       6,904,000
                                                                         ------------    ------------
                                                                         $ 30,469,000    $ 30,958,000
                                                                         ============    ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
      Notes and capital leases payable (current portion)                 $  4,772,000    $  4,296,000
      Due to SunBridge - purchased receivables                              2,079,000       2,094,000
      Accounts payable and accrued expenses                                13,816,000      14,423,000
      Estimated third-party payor settlements                                 504,000         188,000
      Income taxes payable                                                     64,000          74,000
                                                                         ------------    ------------
            Total current liabilities                                      21,235,000      21,075,000

OTHER LIABILITIES
      Notes and capital leases payable (less current portion)               8,132,000       7,892,000
      Residents' funds payable                                                364,000         370,000
      Deferred rent                                                           888,000         809,000
      Other liabilities                                                       120,000         120,000
                                                                         ------------    ------------
                                                                            9,504,000       9,191,000
                                                                         ------------    ------------
            Total liabilities                                              30,739,000      30,266,000
                                                                         ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note F)

MINORITY INTEREST                                                             565,000         565,000

STOCKHOLDERS'  EQUITY (DEFICIENCY)
      Common stock, par value $.01 per share, authorized
      15,000,000 shares, issued and outstanding  3,525,000 shares              35,000          35,000
      Additional paid-in capital                                            5,556,000       5,556,000
      Deficit                                                              (6,426,000)     (5,464,000)
                                                                         ------------    ------------
            Total stockholders'  equity (deficiency)                         (835,000)        127,000
                                                                         ------------    ------------
                                                                         $ 30,469,000    $ 30,958,000
                                                                         ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements


                                                                         Page 3.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                  2000            1999
                                                              ------------    ------------
REVENUES
    Net patient service revenue                               $ 17,247,000    $ 16,738,000
    Management fee revenue                                           2,000       4,522,000
    Other revenue                                                   43,000          80,000
                                                              ------------    ------------
            Total revenues                                      17,292,000      21,340,000

EXPENSES
    Operating expenses:
      Salaries and benefits                                     14,131,000      15,972,000
      Food, medical and other supplies                             936,000       2,152,000
      Other operating expenses                                   2,204,000       2,108,000
    Corporate, general and administrative expenses                 615,000         721,000
    Interest expense                                               368,000         288,000
                                                              ------------    ------------
            Total expenses                                      18,254,000      21,241,000
                                                              ------------    ------------

    Income (loss) before income taxes and minority interest       (962,000)         99,000

PROVISION FOR INCOME TAXES                                              --          10,000

MINORITY INTEREST IN INCOME OF CONSOLIDATED
      JOINT VENTURES                                                    --         (57,000)
                                                              ------------    ------------

    Net income (loss)                                         $   (962,000)   $     32,000
                                                              ============    ============

    Basic earnings (loss) per common share                    $      (0.27)   $      (0.01)
                                                              ============    ============

    Weighted average number of common shares outstanding         3,525,000       3,695,000
                                                              ============    ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                         Page 4.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                              2000           1999
                                                                          -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                      $  (962,000)   $    32,000
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities                               241,000        197,000
   Minority interest in income of consolidated joint ventures                      --         57,000
   Decrease in accounts and note receivable                                 1,254,000      2,559,000
   Changes in other operating assets and liabilities                          259,000       (332,000)
   Decrease in accounts payable and accrued expenses                         (607,000)    (2,912,000)
                                                                          -----------    -----------
            Net cash provided by (used in) operating activities               185,000       (399,000)
                                                                          -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Note receivable - related party                                                --         (2,000)
    Increase in security deposits - other                                          --       (574,000)
    Acquisition of fixed assets                                              (109,000)      (209,000)
                                                                          -----------    -----------
            Net cash used in investing activities                            (109,000)      (785,000)
                                                                          -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net proceeds (repayments) of line of credit - net                         482,000       (963,000)
    Repayments of notes payable and capital lease obligations                (295,000)       (74,000)
                                                                          -----------    -----------
            Net cash provided by (used in) financing activities               187,000     (1,037,000)
                                                                          -----------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          263,000     (2,221,000)

CASH AND CASH EQUIVALENTS, beginning of period                              1,265,000      3,675,000
                                                                          -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                  $ 1,528,000    $ 1,454,000
                                                                          ===========    ===========

  NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Certain assets acquired through assumption of mortgage note payable   $   494,000    $    94,000
    Equipment and leasehold improvements acquired through assumption
     of notes payable and capital leases                                       35,000         33,000
    Receipt of treasury stock in satisfaction of note receivable -
     related party                                                                 --        576,000

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                                                                         Page 5.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to September 30, 2000 and for the three months ended September 30, 2000 and 1999 is unaudited)

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

The Company is a long-term and subacute care provider which operates or manages eight nursing home facilities at September 30, 2000 with 1,063 beds licensed by the State of Connecticut. PRN provides health care services in the homes of its patients. Lexicore provides rehab services to patients in the Company's and other nursing homes.

BALZ provided medical supplies and durable medical equipment to nursing homes, but is now substantially inactive after selling its operating assets and business (exclusive of cash and accounts receivable) as of June 1, 2000. Lexicon ceased operations as of March 31, 2000. Once remaining accounts receivable have been collected and all obligations paid, the members will terminate Lexicon.

NOTE B - BASIS OF PRESENTATION

The financial information included herein is unaudited and presented on a condensed basis; however, the information reflects all adjustments (consisting solely of normal recurring adjustments) that are, in the opinion of management, necessary to present fairly the financial position, results of operations, and cash flows for the interim periods presented although the results shown for the interim periods presented herein are not necessarily indicative of the results to be obtained for a full fiscal year. The condensed balance sheet data as of June 30, 2000 is derived from audited financial statements; certain line items have been combined or condensed in their presentation herein.

Inventories consisting of food, chemicals and medical and other supplies are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

NOTE C - ACQUISITIONS AND DISPOSITIONS OF BUSINESSES

On November 1, 1998 the Company began providing management services for four skilled nursing facilities in Connecticut under an interim Management Agreement with SunBridge Healthcare Corporation ("SunBridge"), a New Mexico corporation and nation-wide healthcare provider.


                                                                         Page 6.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information with respect to September 30, 2000 and for
        the three months ended September 30, 2000 and 1999 is unaudited)

NOTE C - ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (Continued)

As consideration for the services provided under this Management Agreement, the Company was entitled to retain the excess of any revenues earned in the delivery of patient services over the expenses incurred during the term and was responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term. Under the terms of the agreement SunBridge retained responsibility for all building lease costs. In addition, the Company purchased substantially all of SunBridge's accounts receivable for these facilities. As of September 30, 2000, the balance owed is presented as "Due to SunBridge - purchased receivables" in the accompanying condensed consolidated balance sheet.

Effective September 1, 1999, the Company finalized agreements to acquire the operations of two of the managed facilities, Adams House and Heritage Heights. The related real property was leased with options to purchase which expire August 30, 2001; these facilities have a total of 240 skilled nursing beds. Management contracts covering the two other SunBridge facilities with a total of 239 skilled nursing beds were terminated as of August 31, 1999 and the operations of those facilities were returned to SunBridge. Under the terms of the management agreement, which terminated on August 31, 1999, the Company earned management fees of $4,422,000 and incurred costs and expenses of $4,407,000 during the two months ended August 31, 1999.

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

As of September 30, 2000 the Company had received the payments due it under the note receivable, but had not received the payment for the book value of the inventory. However, the Company believes that its credit risk is minimal since it has the right to offset payables for goods purchased from the unrelated company in an amount sufficient to cover any unpaid amounts owing to the Company.

Prior to the sale of the business later in the fiscal year, BALZ had revenues of $395,000, expenses of $299,000 and net income of $96,000 during the three months ended September 30, 1999.


                                                                         Page 7.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information with respect to September 30, 2000 and for
        the three months ended September 30, 2000 and 1999 is unaudited)

NOTE D - RENEGOTIATION OF RELATED PARTY OPERATING LEASE

The Company leases four of its nursing facilities (including certain equipment) under an operating lease with a partnership related through common ownership. The lease agreement, as amended, commenced on July 1, 1995 and is for an eighteen-year period, with renewal options for up to thirteen years. Annual rentals under the lease are currently $2.5 million.

The Company has renegotiated the required rent payments covering the period of October 1999 through February 2001 which will reduce the rent due during that period by approximately $800,000. However, recognition of that rent reduction has been accounted for by increasing deferred rent which equalizes the annual rent expense over the remaining fourteen-year term of the lease.

Rent expense charged to operations under this related party operating lease aggregated $612,000 and $615,000 for the three months ended September 30, 2000 and 1999, respectively.

NOTE E - THIRD-PARTY REVENUE ADJUSTMENTS AND SETTLEMENTS

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

The Company has recorded reductions in patient service revenue of $430,000 during the three months ended September 30, 2000 in connection with adjustments of previously recorded 1997 and 1998 estimated Medicare settlements.

Such amount represents management's best estimates of the amounts expected to be due and are based on anticipated results of ongoing negotiations, interpretation of applicable regulations and other assumptions. It is reasonably possible that the amounts the Company will ultimately be obligated to pay could differ materially in the near term.


                                                                         Page 8.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information with respect to September 30, 2000 and for
        the three months ended September 30, 2000 and 1999 is unaudited)

NOTE F - COMMITMENTS AND CONTINGENCIES

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

The Company is cooperating fully with the government investigation, has provided all requested records and information, and management is confident that the Company has not committed any wrongdoings. In addition, the Company has established an independent committee of the Board of Directors to supervise its own investigation. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying condensed consolidated financial statements. Since the inception of the government action through September 30, 2000 the Company has recorded charges to expense of $378,000 relating to this matter.

OTHER CONTINGENCIES

The Company is involved in other legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company's condensed consolidated financial statements.

NOTE G - RISKS AND UNCERTAINTIES

PATIENT SERVICE REVENUE

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any significant pending or threatened investigations involving allegations of potential wrongdoing, except for the investigation discussed in Note F.

Compliance with such laws and regulations are subject to government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. Changes in the Medicare and Medicaid programs and/or the reduction of funding levels could have an adverse impact on the Company.


                                                                         Page 9.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information with respect to September 30, 2000 and for
        the three months ended September 30, 2000 and 1999 is unaudited)

NOTE G - RISKS AND UNCERTAINTIES (Continued)

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

NOTE H - OPERATIONS

The Company reported a loss of $962,000 for the three months ended September 30, 2000 which includes a reduction of patient service revenue of $430,000 as discussed in Note E. Management has prepared plans which contemplate a significant turnaround in ongoing operations and profitability and has plans to address the Company's equity capital and cash flow needs so that operations may continue in the normal manner.

Specifically, layoffs have been implemented, field and administrative positions were restructured to reduce costs, and cost monitoring has been tightened. Management is actively pursuing obtaining additional equity capital including a warrant offering for which warrants have already been registered with the SEC and potential investors have been contacted. In addition, positive cash flow is expected to result from collection of receivables of BALZ and Lexicon estimated at over $1,300,000, additional nursing home and home health agency collections of $900,000 and a proposed sale of surplus bed licenses for $500,000.


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

Overview

In the first three months of the fiscal year ending June 30, 2001, the Company continued to operate eight nursing homes, a home health agency and therapy company.

During the fiscal year ended June 30, 2000, the Company's operations were affected when the management contract for two nursing homes was terminated, when certain assets and the business of BALZ were sold, when the Company's joint venture pharmacy ceased operations, and when settlements were negotiated on employment agreements with two executives. The two remaining nursing homes under management contract were leased and are now operated by the Company. Further, the Company experienced a government investigation during the year ended June 30, 2000 which resulted in certain costs.

The long term care industry has experienced many changes in recent years including the implementation of the Balanced Budget Act of 1997 ("BBA") which resulted in a new Medicare Prospective Payment System (known as PPS). Under PPS, Medicare revenues are substantially less than those earned under the former cost-based reimbursement system. Some of the Company's Medicare rate cuts were restored in October 1999 and April 2000; in addition, a 4% federal rate increase became effective October 1, 2000.

In Connecticut, multiple long term care entities have undergone financial reorganization in 1999 and 2000 due to reduced occupancy and PPS-related revenue reductions and increasing cost pressures (including union costs), and have experienced considerable losses in the market value of their own securities.

The Company believes its continued emphasis on cost controls and development of ancillary businesses remains the most appropriate strategy. Further, the Company is encouraged by the above-noted Medicare rate increases and recently proposed legislation to fund staffing increases for nursing homes, although it cannot be estimated what effect, if any, this proposed legislation may have on the Company's revenues in the near term.

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


                                                                        Page 11.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's operating strategy is to increase nursing home profitability levels through aggressive marketing and by offering rehabilitation therapies and other specialized services; by adhering to strict cost standards at the Facility level while providing effective patient care and containing corporate overhead expenses; and by increasing marketing of rehabilitative services and nursing services to affiliated and non-affiliated nursing homes as well as to patients at home.

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

Results of Operations
Three months ended September 30, 2000 ("2000 period") vs. three months ended September 30, 1999 ("1999 period")

For the three months ended September 30, 2000, the Company had total revenues of $17,292,000 and total expenses of $18,254,000. For the three months ended September 30, 1999, the Company had total revenues of $21,340,000 and total expenses of $21,241,000. The Company had a net loss of $962,000 or $(.27) per share for the three months ended September 30, 2000. The Company had net income of $32,000 or $.01 per share for the three months ended September 30, 1999, after providing for income taxes of $10,000 and minority interests of $57,000.

For the three months ended September 30, 2000, operating expenses consisted of salaries and benefits of $14,131,000, food, medical and other supplies of $936,000, and other operating expenses (including rent of $832,000) of $2,204,000. Also, the Company had corporate, general and administrative expenses of $615,000 and interest expense of $368,000.

Revenues in the 2000 period decreased from the 1999 period by $4,048,000 or 19%, largely as a result of the termination of the management agreement for two nursing homes, the sale of Balz, and the termination of Lexicon's operations.

Operating expenses in the 2000 period decreased over the 1999 period by $2,961,000 or 15% largely as a result of termination of the management agreement and sale or termination of the businesses as noted above. Administrative and general expenses decreased by $106,000 due to reduced staffing. Interest costs increased by $80,000 as a result of additional borrowings and higher interest rates.

Income taxes were provided in the 1999 period on pre-tax income of $42,000; the combined federal and state effective rate was 24%.


                                                                        Page 12.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company has primarily financed its operations through operating revenues, borrowings from banks, the prior operator of certain of the facilities and other private lenders including stockholders, by financing its accounts receivable, through a public offering of its common stock, and through the sale of bed licenses.

During the three months ended September 30, 2000, the Company expended approximately $167,000, in capital improvements to its leased facilities. Any capital improvements made to these facilities belong to the landlord. However, any amounts expended for capital improvements are generally recouped in their entirety through the reimbursement system. During the three months ended September 30, 2000 the Company expended $494,000 for capital improvements at its owned facilities which was funded by the mortgagor under the terms of the mortgage.

At September 30, 2000, the Company had cash and cash equivalents of $1,528,000, receivables of $15,709,000, inventories, prepaid expenses and other current assets of $1,430,000. Receivables decreased by $1,254,000 since June 30, 2000 due to reduced volume from the ancillary businesses, offset by generally higher reimbursement rates in effect.

There was a working capital deficiency at September 30, 2000 of $2,568,000 as compared with working capital deficiency of $1,498,000 at June 30, 2000. The principal reasons for the change are the loss from operations (including the adjustment to reduce revenues for prior years cost settlements of $430,000) and costs relating to the government investigation. Current liabilities at September 30, 2000 consist principally of trade accounts payable, amounts due to SunBridge for purchased accounts receivable, estimated third-party payor settlements due Medicare and Medicaid, current portion of notes and capital leases payable, accrued payroll and related taxes, and other accrued expenses.

In December 1998, the Company entered into a financing agreement with a healthcare lender for up to $4,500,000, subsequently increased to $6,000,000, which is secured by its accounts receivable and certain other assets. As of September 30, 2000, $4,537,000 was borrowed under this agreement. The Company has increased its utilization of this line of credit to finance working capital needs as a result of payback of Medicare and Medicaid settlements, costs of the government investigation, and operating losses.

The Company reported a loss of $962,000 for the three months ended September 30, 2000 which includes a reduction of patient service revenue of $430,000 as discussed in Note E. Management has prepared plans which contemplate a significant turnaround in ongoing operations and profitability and has plans to address the Company's equity capital and cash flow needs so that operations may continue in the normal manner.


                                                                        Page 13.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources (Continued)

Specifically, layoffs have been implemented, field and administrative positions were restructured to reduce costs, and cost monitoring has been tightened. Management is actively pursuing obtaining additional equity capital including a warrant offering for which warrants have already been registered with the SEC and potential investors have been contacted. In addition, positive cash flow is expected to result from collection of receivables of BALZ and Lexicon estimated at over $1,300,000, additional nursing home and home health agency collections of $900,000 and a proposed sale of surplus bed

Inflation has not had, nor is it expected to have, a material impact on the operations and financial condition of the Company.

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

The Company is cooperating fully with the government investigation, has provided all requested records and information, and management is confident that the Company has not committed any wrongdoings. In addition, the Company has established an independent committee of the Board of Directors to supervise its own investigation. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying condensed consolidated financial statements. Since inception through September 30, 2000 the Company has incurred expenses of $378,000 relating to this matter.

The independent committee of the Board of Directors approved a formal Corporate Compliance Plan which was submitted to the Connecticut Department of Social Services in February 2000. The following actions have been taken in support of that plan:

o     An experienced operations executive was named Corporate Compliance Officer
o An 800 "hot line" phone number to report questions or problems has been set up and communicated to employees and others
o A Management Compliance Committee has held seven monthly meetings, resulting in a number of formal policies being written and distributed including a Corporate Compliance Handbook for employees which includes disciplinary guidelines, an offense detection plan, and corrective action initiatives
o     Corporate compliance training for employees has been conducted
o Written policies and procedures have been prepared relating to State of CT reimbursement (including related party transactions and cost report preparation ); training will be completed before preparing the 2000 cost reports
o Quarterly audits of management costs, related party transactions and rent payments have been completed and submitted to the State of Connecticut

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


                                                                        Page 15.

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


                           /s/ Harry Dermer
                           -----------------------------------
                           (Harry Dermer, Chief Executive Officer and President) (Duly Authorized Officer)


Date   November 14, 2000    /s/ Thomas E. Dybick
       -----------------   -----------------------------------
                           (Thomas E. Dybick, Chief Financial Officer)
                           (Principal Financial Officer)


                                                                        Page 16.