Form 10-Q
period 2000-12-31
LEXINGTON HEALTHCARE GROUP INC
filed 2001-02-20
CIK 1026348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  ------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended December 31, 2000

      or

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Transition Period from ______to______

      Commission File Number 0-22261

                        LEXINGTON HEALTHCARE GROUP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        06-1468252
         --------                                        ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        identification No.)

1577 New Britain Avenue, Farmington, CT                     06032
----------------------------------------                  ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 12, 2001 3,525,000 Shares of Common Stock outstanding

                        LEXINGTON HEALTHCARE GROUP, INC.
                           DECEMBER 31, 2000 FORM 10-Q
                                      INDEX

Part I -- Financial Information

Item 1.   Financial Statements

          Condensed Consolidated Balance Sheets -- December 31, 2000 and
          June 30, 2000...................................................Pg. 3.

          Condensed Consolidated Statements  of Operations -- Six months and three months ended December 31, 2000 and 1999...............Pg. 4.

          Condensed Consolidated Statements of Cash Flows -- Six months ended December 31, 2000 and 1999................................Pg. 5.

          Notes to Condensed Consolidated Financial Statements..........Pg.6-11.

Item 2.   Management's Discussion and Analysis of  Financial Condition
          and Results of Operations...................................Pg. 12-15.

Part II -- Other Information.

Item 1. Legal Proceedings................................................Pg. 16.

Item 2. Changes in Securities............................................Pg. 17.

Item 3. Defaults Upon Senior Securities..................................Pg. 17.

Item 4. Submission of Matters to a Vote of Security Holders..............Pg. 17.

Item 5. Other Information................................................Pg. 17.

Item 6. Exhibits and Reports on Form 8-K.................................Pg. 17.

Signatures...............................................................Pg. 17.


                                                                         Page 2.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      December 31,      June 30,
                                                                          2000            2000
                                                                      (Unaudited)      (Audited)
                                                                     --------------  --------------
                                    ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $  1,302,000    $  1,265,000
     Accounts and notes receivable - net of allowance for
       doubtful accounts of $2,076,000 and $1,634,000, respectively     14,449,000      16,963,000
     Inventories, prepaid expenses and other current assets              1,109,000       1,349,000
                                                                      ------------    ------------
            Total current assets                                        16,860,000      19,577,000

PROPERTY, EQUIPMENT & LEASEHOLD IMPROVEMENTS, net                        5,629,000       4,477,000

OTHER ASSETS
      Security deposits - related parties                                2,337,000       2,337,000
      Residents' funds                                                     364,000         370,000
      Goodwill, net                                                      1,831,000       1,886,000
      Bed licenses, net                                                  1,336,000       1,394,000
      Other assets, net                                                    783,000         917,000
                                                                      ------------    ------------
                                                                         6,651,000       6,904,000
                                                                      ------------    ------------
                                                                      $ 29,140,000    $ 30,958,000
                                                                      ============    ============

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
      Notes and capital leases payable (current portion)              $  4,139,000    $  4,296,000
      Due to SunBridge - purchased receivables                           2,078,000       2,094,000
      Accounts payable and accrued expenses                             13,918,000      14,423,000
      Estimated third-party payor settlements                              276,000         188,000
      Income taxes payable                                                  78,000          74,000
                                                                      ------------    ------------
            Total current liabilities                                   20,489,000      21,075,000

OTHER LIABILITIES
      Notes and capital leases payable (less current portion)            8,723,000       7,892,000
      Residents' funds payable                                             364,000         370,000
      Deferred rent                                                        952,000         809,000
      Other liabilities                                                    120,000         120,000
                                                                      ------------    ------------
                                                                        10,159,000       9,191,000
                                                                      ------------    ------------
            Total liabilities                                           30,648,000      30,266,000
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note F)

MINORITY INTERESTS                                                         565,000         565,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
      Common stock, par value $.01 per share, authorized
      15,000,000 shares, issued and outstanding 3,525,000 shares            35,000          35,000
      Additional paid-in capital                                         5,556,000       5,556,000
      Deficit                                                           (7,664,000)     (5,464,000)
                                                                      ------------    ------------
            Total stockholders' equity (deficiency)                     (2,073,000)        127,000
                                                                      ------------    ------------
                                                                      $ 29,140,000    $ 30,958,000
                                                                      ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

               LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                        Six Months                    Three Months
                                                                    Ended December 31,              Ended December 31,
                                                               ----------------------------    ----------------------------
                                                                   2000            1999            2000            1999
                                                               ------------    ------------    ------------    ------------
 REVENUES
     Net patient service revenue                               $ 34,772,000    $ 36,150,000    $ 17,525,000    $ 19,412,000
     Management fee revenue                                           4,000       4,565,000           2,000          43,000
     Other revenue                                                   83,000         136,000          40,000          56,000
                                                               ------------    ------------    ------------    ------------
             Total revenues                                      34,859,000      40,851,000      17,567,000      19,511,000

 EXPENSES
     Operating expenses:
       Salaries and benefits                                     28,220,000      29,719,000      14,089,000      13,747,000
       Food, medical and other supplies                           1,888,000       4,201,000         952,000       2,049,000
       Other operating expenses                                   4,947,000       4,562,000       2,743,000       2,454,000
     Corporate, general and administrative expenses               1,242,000       1,681,000         627,000         960,000
     Interest expense                                               762,000         580,000         394,000         292,000
                                                               ------------    ------------    ------------    ------------
             Total expenses                                      37,059,000      40,743,000      18,805,000      19,502,000
                                                               ------------    ------------    ------------    ------------

     Income (loss) before income taxes and minority interest     (2,200,000)        108,000      (1,238,000)          9,000

 PROVISION FOR (BENEFIT FROM) INCOME TAXES                               --           2,000              --          (8,000)

 MINORITY INTEREST IN INCOME OF CONSOLIDATED
      JOINT VENTURES                                                     --        (101,000)             --         (44,000)
                                                               ------------    ------------    ------------    ------------

     Net income (loss)                                         $ (2,200,000)   $      5,000    $ (1,238,000)   $    (27,000)
                                                               ============    ============    ============    ============
 Basic earnings (loss) per share                               $      (0.62)   $       0.00    $      (0.35)   $      (0.01)
                                                               ============    ============    ============    ============
 Weighted average number of shares outstanding                    3,525,000       3,610,000       3,525,000       3,525,000
                                                               ============    ============    ============    ============

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE SIX MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)

                                                                                        2000           1999
                                                                                    -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                               $(2,200,000)   $     5,000
    Adjustments to reconcile net income (loss) to net cash
       provided by operating activities                                                 912,000        393,000
    Decrease in accounts receivable                                                   2,072,000      2,088,000
    Changes in other operating assets and liabilities                                   435,000        178,000
    Minority interest in income of consolidated joint ventures                               --        101,000
    Decrease in accounts payable and accrued expenses                                  (505,000)    (2,750,000)
                                                                                    -----------    -----------
             Net cash provided by operating activities                                  714,000         15,000
                                                                                    -----------    -----------

 CASH FLOWS FROM INVESTING ACTIVITIES
     Note receivable - related party                                                         --         (2,000)
     Increase in security deposits - other                                                   --       (597,000)
     Acquisition of fixed assets                                                       (364,000)      (269,000)
                                                                                    -----------    -----------
             Net cash used in  investing activities                                    (364,000)      (868,000)
                                                                                    -----------    -----------

 CASH FLOWS FROM FINANCING ACTIVITIES
     Repayments of notes payable and capital lease obligations                         (148,000)      (136,000)
     Net repayments from line of credit                                                (165,000)      (769,000)
                                                                                    -----------    -----------
             Net cash used in financing activities                                     (313,000)      (905,000)
                                                                                    -----------    -----------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                    37,000     (1,758,000)

 CASH AND CASH EQUIVALENTS, beginning of period                                       1,265,000      3,675,000
                                                                                    -----------    -----------

 CASH AND CASH EQUIVALENTS, end of period                                           $ 1,302,000    $ 1,917,000
                                                                                    ===========    ===========

 NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Certain assets acquired through assumption of mortgage note payable            $   952,000    $   126,000
     Equipment and leasehold improvements acquired through assumption
       of notes payable and capital leases                                               35,000         33,000
     Receipt of treasury stock in satisfaction of note receivable - related party            --        576,000

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information with respect to December 31, 2000 and for the six months and three months ended December 31, 2000 and 1999 is unaudited)

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

The Company is a long-term and subacute care provider which operates eight nursing home facilities at December 31, 2000 with 1,063 beds licensed by the State of Connecticut. PRN provides health care services in the homes of its patients. Lexicore provides rehab services to patients in the Company's and other nursing homes.

BALZ provided medical supplies and durable medical equipment to nursing homes, but is now substantially inactive after selling its operating assets and business (exclusive of cash and accounts receivable) as of June 1, 2000. Lexicon ceased operations as of March 31, 2000. Once the remaining accounts receivable have been collected and all obligations paid, the members will terminate Lexicon.

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


                                                                         Page 6.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to December 31, 2000 and for the six months and three months ended December 31, 2000 and 1999 is unaudited)

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

As consideration for the services provided under this Management Agreement, the Company was entitled to retain the excess of any revenues earned in the delivery of patient services over the expenses incurred during the term and was responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term. Under the terms of the agreement SunBridge retained responsibility for all building lease costs. In addition, the Company purchased substantially all of SunBridge's accounts receivable for these facilities. As of December 31, 2000, the balance owed is presented as "Due to SunBridge - purchased receivables" in the accompanying condensed consolidated balance sheet.

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

As of December 31, 2000 the Company had received the payments due it under the note receivable, but had not received the payment for the book value of the inventory. However, the Company believes that its credit risk is minimal since it has the right to offset payables for goods purchased from the unrelated company in an amount sufficient to cover any unpaid amounts owing to the Company.


                                                                         Page 7.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           (Information with respect to December 31, 2000 and for the six months and three months ended December 31, 2000 and 1999 is unaudited)

NOTE C - ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (Continued)

SALE OF BUSINESS (Continued)

Prior to the sale of the business later in the fiscal year, BALZ had revenues of $1,699,000, expenses of $1,496,000 and net income of $203,000 during the six months ended December 31, 1999.

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

Rent expense charged to operations under this related party operating lease aggregated $1,224,000 and $1,237,000 for the six months ended December 31, 2000 and 1999, respectively.

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

The Company has recorded reductions in patient service revenue of $430,000 during the six months ended December 31, 2000 in connection with adjustments of 1997 and 1998 estimated Medicare settlements.


                                                                         Page 8.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information with respect to December 31, 2000 and for the six months and three months ended December 31, 2000 and 1999 is unaudited)

NOTE E - THIRD-PARTY REVENUE ADJUSTMENTS AND SETTLEMENTS (Continued)

Estimated third-party payor settlements payable represent management's best estimates of the amounts expected to be due and are based on anticipated results of ongoing negotiations, interpretation of applicable regulations and other assumptions. It is reasonably possible that the amounts the Company will ultimately be obligated to pay could differ materially in the near term.

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

The Company is cooperating fully with the government investigation, has provided all requested records and information, and management is confident that the Company has not committed any wrongdoings. In addition, the Company has established an independent committee of the Board of Directors to supervise its own investigation. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying condensed consolidated financial statements. Since the inception of the government action through December 31, 2000 the Company has recorded charges to expense consisting primarily of legal fees of $388,000 relating to this matter.

OTHER CONTINGENCIES

The Company is involved in other legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company's condensed consolidated financial statements.


                                                                         Page 9.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information with respect to December 31, 2000 and for the six months and three months ended December 31, 2000 and 1999 is unaudited)

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

NOTE H - OPERATIONS

The Company reported a loss of $2,200,000 for the six months ended December 31, 2000 which includes a reduction of patient service revenue of $430,000 as discussed in Note E and a $450,000 increase to the provision for doubtful accounts as a result of estimated uncollectable trade accounts receivable from discontinued operations of subsidiaries. Management has prepared plans which contemplate a significant turnaround in ongoing operations and profitability and has plans to address the Company's equity capital and cash flow needs so that operations may continue in a normal manner.


                                                            Page 10.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
         (Information with respect to December 31, 2000 and for the six months and three months ended December 31, 2000 and 1999 is unaudited)

NOTE H - OPERATIONS - (Continued)

Specifically, layoffs have been implemented, field and administrative positions were restructured to reduce costs, and cost monitoring has been tightened. Management is in the process of reviewing contracts for the outsourcing of the dietary, housekeeping and laundry, and maintenance departments to professional service firms. These contracts, when implemented, should generate positive cash flow of approximately $2,000,000 assuming sixty day payment terms which are currently being negotiated. The total anticipated contract costs should be equal to or less than the costs the Company is currently incurring for such services.

Management has implemented an aggressive marketing plan, which includes patient sharing arrangements with local hospitals, to improve the patient mix and generate revenue from higher rate paying sources and the facilities are undergoing a major redecoration program to attract more patients. Medicare consultants have been engaged to improve nursing diagnoses skills and patient admission procedures which should result in higher revenue and lower bad debt write-offs in the future.


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

Overview

In the first six months of the fiscal year ending June 30, 2001, the Company continued to operate eight nursing homes, a home health agency and therapy company.

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

Overview (Continued)

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

Results of Operations
Six months ended December 31, 2000 ("2000 period") vs. six months ended December 31, 1999 ("1999 period")

Revenues in the 2000 period decreased form the 1999 period by $5,992,000 or by 15% largely as a result of the termination of the management agreement for two nursing homes, the sale of the assets and the business of BALZ, and the termination of Lexicon's operations.

The Company had a net loss of $2,200,000 or (.62) per share for the 2000 period and net income of $5,000 or (.00) per share for the 1999 period. The increase in losses is due primarily to a $430,000 reduction in patient service revenue resulting from adjustments to 1997 and 1998 Medicare settlements, a $450,000 increase to the provision for doubtful accounts as a result of estimated uncollectable trade accounts receivable from discontinued operations of subsidiaries, and reductions in net revenue from Medicare under the prospective payment systems (PPS).

Three months ended December 31, 2000 ("2000 period") vs. three months ended December 31, 1999 ("1999 period")

Revenues in the 2000 period declined from the 1999 period by $1,944,000 or by 10% largely as a result of the sale of the assets and the business of BALZ and the termination of Lexicon's operations.

The Company had a net loss of $1,238,000 or (.35) per share for the 2000 period and a net loss of $27,000 or (.01) per share for the 1999 period. The increase in losses is primarily due to a $450,000 increase in the provision for doubtful accounts as a result of estimated uncollectible trade accounts receivable from discontinued operations of subsidiaries in the 2000 period, and higher payroll and benefits.


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

During the six months ended December 31, 2000,the Company expended approximately $1,316,000 in capital improvements to its owned and its leased facilities of which $987,000 was funded by the mortgagor, banks or capital lease financing.

At December 31, 2000, the Company had a working capital deficit of $3,629,000 as compared to a working capital deficit of $1,498,000 at June 30, 2000. The increase in the working capital deficit is due primarily to the $2,200,000 operating loss reported for the 2000 period.

In December 1998, the Company entered into a financing agreement with a healthcare lender for up to $4,500,000, subsequently increased to $6,000,000, which is secured by its accounts receivable and certain other assets. As of December 31, 2000, $3,890,000 was borrowed under this agreement. The Company has increased its utilization of this line of credit to finance working capital needs as a result of payback of Medicare and Medicaid settlements, costs of the government investigation, and operating losses.

Management has prepared plans, as discussed in Note H, which contemplate a significant turnaround in ongoing operations and profitability and has plans to address the Company's equity capital and cash flow needs so that operations may continue in a normal manner.

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

Forward Looking Statements (Continued)

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

The Company is cooperating fully with the government investigation, has provided all requested records and information, and management is confident that the Company has not committed any wrongdoings. In addition, the Company has established an independent committee of the Board of Directors to supervise its own investigation. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying condensed consolidated financial statements. Since inception through December 31, 2000 the Company has incurred expenses of $388,000 relating to this matter.

The independent committee of the Board of Directors approved a formal Corporate Compliance Plan which was submitted to the Connecticut Department of Social Services in February 2000. The following actions have been taken in support of that plan:

o     An experienced operations executive was named Corporate Compliance Officer

o An 800 "hot line" phone number to report questions or problems has been set up and communicated to employees and others

o A Management Compliance Committee has held seven monthly meetings, resulting in a number of formal policies being written and distributed including a Corporate Compliance Handbook for employees which includes disciplinary guidelines, an offense detection plan, and corrective action initiatives

o Corporate compliance training for employees has been conducted Written policies and procedures have been prepared relating to State of CT reimbursement (including related party transactions and cost report preparation ); training was completed before preparing the 2000 cost reports

o Quarterly audits of management costs, related party transactions and rent payments have been completed and submitted to the State of Connecticut

The Company has received notice of lawsuits initiated against it in April 2000 concerning four nursing homes which it was managing for SunBridge Healthcare Corporation; the claims are being made by affiliates of SunBridge for therapy and pharmacy services rendered. The total claimed is $1.2 million of which $1.1 million is reflected by invoices recorded on the Company's books. The Company believes that the claim includes overbillings, payments and credits not applied, and amounts charged in excess of contract rates. The Company settled a portion of the lawsuit for $212,000 payable over ten months. This amount represents invoices previously recorded on the Company's books. The Company intends to vigorously contest the lawsuits as it works out arrangements to pay appropriate charges.


                                                                        Page 16.

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

                                        /s/
                                        ----------------------------------------
                                        (Barry Feldscher, Chief Operating
                                        Officer)
                                        (Duly Authorized Officer)


Date                                    /s/
     ------------------------------     ----------------------------------------
                                        (Chief Financial Officer)
                                        (Principal Financial Officer)


                                                                        Page 17.