Form 10-Q
period 2001-03-31
LEXINGTON HEALTHCARE GROUP INC
filed 2001-05-15
CIK 1026348

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For The Quarter Ended March 31, 2001 or

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 14, 2001 3,525,000 Shares of Common Stock outstanding

                        LEXINGTON HEALTHCARE GROUP, INC.
                            MARCH 31, 2001 FORM 10-Q
                                      INDEX

Part I -- Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets  --  March 31, 2001 and
            June 30, 2000 ............................................... Pg. 3.

            Condensed Consolidated Statements  of Operations  --  Nine
            months and three months ended March 31, 2001 and 2000 ....... Pg. 4.

            Condensed Consolidated Statements of Cash Flows  --  Nine
            months ended March 31, 2001 and 2000 .......................  Pg. 5.

            Notes to Condensed Consolidated Financial Statements ..... Pg. 6-11.

Item 2.     Management's Discussion and Analysis of  Financial Condition
            and Results of Operations ................................Pg. 12-15.

Part II -- Other Information.

Item 1.     Legal Proceedings .......................................... Pg. 16.

Item 2.     Changes in Securities ...................................... Pg. 17.

Item 3.     Defaults Upon Senior Securities ............................ Pg. 17.

Item 4.     Submission of Matters to a Vote of Security Holders ........ Pg. 17.

Item 5.     Other Information .......................................... Pg. 17.

Item 6.           Exhibits and Reports on Form 8-K ..................... Pg. 17.

Signatures ............................................................. Pg. 17.


                                                                         Page 2.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       March 31,       June 30,
                                                                         2001            2000
                                                                      (Unaudited)      (Audited)
                                                                      -----------      ---------
                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                        $  1,203,000    $  1,265,000
     Accounts and notes receivable - net of allowance for
       doubtful accounts of $2,123,000 and $1,634,000, respectively     13,825,000      16,963,000
     Inventories, prepaid expenses and other current assets              2,226,000       1,349,000
                                                                      ------------    ------------
            Total current assets                                        17,254,000      19,577,000

PROPERTY, EQUIPMENT & LEASEHOLD IMPROVEMENTS, net                        5,919,000       4,477,000

OTHER ASSETS
      Security deposits - related parties                                2,337,000       2,337,000
      Residents' funds                                                     387,000         370,000
      Goodwill, net                                                      1,803,000       1,886,000
      Bed licenses, net                                                  1,307,000       1,394,000
      Other assets, net                                                    820,000         917,000
                                                                      ------------    ------------
                                                                         6,654,000       6,904,000
                                                                      ------------    ------------
                                                                      $ 29,827,000    $ 30,958,000
                                                                      ============    ============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
      Notes and capital leases payable (current portion)              $  4,490,000    $  4,296,000
      Due to SunBridge - purchased receivables                           2,067,000       2,094,000
      Accounts payable and accrued expenses                             15,826,000      14,423,000
      Estimated third-party payor settlements                               98,000         188,000
      Income taxes payable                                                  73,000          74,000
                                                                      ------------    ------------
            Total current liabilities                                   22,554,000      21,075,000

OTHER LIABILITIES
      Notes and capital leases payable (less current portion)            8,662,000       7,892,000
      Residents' funds payable                                             387,000         370,000
      Deferred rent                                                        995,000         809,000
      Other liabilities                                                    120,000         120,000
                                                                      ------------    ------------
                                                                        10,164,000       9,191,000
                                                                      ------------    ------------
            Total liabilities                                           32,718,000      30,266,000
                                                                      ------------    ------------

COMMITMENTS AND CONTINGENCIES (Note F)

MINORITY INTERESTS                                                         565,000         565,000

STOCKHOLDERS' EQUITY (DEFICIENCY)
      Common stock, par value $.01 per share, authorized
      15,000,000 shares, issued and outstanding 3,525,000 shares            35,000          35,000
      Additional paid-in capital                                         5,556,000       5,556,000
      Deficit                                                           (9,047,000)     (5,464,000)
                                                                      ------------    ------------
            Total stockholders' equity (deficiency)                     (3,456,000)        127,000
                                                                      ------------    ------------
                                                                      $ 29,827,000    $ 30,958,000
                                                                      ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                LEXINGTON HEATLHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Nine Months                   Three Months
                                                            Ended March 31,                Ended March 31,
                                                     ----------------------------    ----------------------------
                                                         2001            2000           2001             2000
                                                     ------------    ------------    ------------    ------------

REVENUES
    Net patient service revenue                      $ 52,302,000    $ 55,586,000    $ 17,530,000    $ 19,436,000
    Management fee revenue                                  4,000       4,478,000            --           (87,000)
    Other revenue                                         212,000         250,000         129,000         114,000
                                                     ------------    ------------    ------------    ------------
            Total revenues                             52,518,000      60,314,000      17,659,000      19,463,000

EXPENSES
    Operating expenses:
      Salaries and benefits                            42,054,000      44,038,000      13,834,000      14,319,000
      Food, medical and other supplies                  2,825,000       6,295,000         937,000       2,094,000
      Other operating expenses                          8,124,000       7,126,000       3,177,000       2,564,000
    Corporate, general and administrative expenses      1,958,000       2,367,000         716,000         686,000
    Interest expense                                    1,140,000         890,000         378,000         310,000
                                                     ------------    ------------    ------------    ------------
            Total expenses                             56,101,000      60,716,000      19,042,000      19,973,000
                                                     ------------    ------------    ------------    ------------

    Loss before income taxes and minority interest     (3,583,000)       (402,000)     (1,383,000)       (510,000)

BENEFIT FROM INCOME TAXES                                    --              --              --            (2,000)

MINORITY INTEREST IN INCOME OF CONSOLIDATED
     JOINT VENTURES                                          --          (111,000)           --           (10,000)
                                                     ------------    ------------    ------------    ------------

    Net loss                                         $ (3,583,000)   $   (513,000)   $ (1,383,000)   $   (518,000)
                                                     ============    ============    ============    ============

Basic loss per share                                 $      (1.02)   $      (0.14)   $      (0.39)   $      (0.15)
                                                     ============    ============    ============    ============

Weighted average number of shares outstanding           3,525,000       3,582,000       3,525,000       3,525,000
                                                     ============    ============    ============    ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE NINE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                                                      2001           2000
                                                                                   -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                        $(3,583,000)   $  (513,000)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities                                     1,160,000        696,000
   Decrease in accounts and notes receivable                                         2,728,000        975,000
   Increase (decrease) in accounts payable and accrued expenses                      1,403,000     (1,869,000)
   Decrease in due to SunBridge- purchased receivables                                 (27,000)      (425,000)
   Changes in other operating assets and liabilities                                  (972,000)      (322,000)
                                                                                   -----------    -----------
            Net cash provided by (used in) operating activities                        709,000     (1,458,000)
                                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Note receivable - related party                                                       --           (2,000)
    Increase in security deposits - other                                                 --         (172,000)
    Acquisition of fixed assets                                                       (226,000)      (418,000)
                                                                                   -----------    -----------
            Net cash used in  investing activities                                    (226,000)      (592,000)
                                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Net repayments of line of credit                                                  (236,000)       (28,000)
    Repayments of notes payable and capital lease obligations                         (309,000)      (209,000)
                                                                                   -----------    -----------
            Net cash used in financing activities                                     (545,000)      (237,000)
                                                                                   -----------    -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                              (62,000)    (2,287,000)

CASH AND CASH EQUIVALENTS, beginning of period                                       1,265,000      3,675,000
                                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS, end of period                                           $ 1,203,000    $ 1,388,000
                                                                                   ===========    ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:

    Certain assets acquired through assumption of mortgage note payable            $ 1,381,000    $   163,000
    Equipment and leasehold improvements acquired through assumption
      of notes payable and capital leases                                              128,000         33,000
    Receipt of treasury stock in satisfaction of note receivable - related party          --          576,000

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Information with respect to March 31, 2001 and for the nine months and three months ended March 31, 2001 and 2000 is unaudited)

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

The Company is a long-term and subacute care provider which operates eight nursing home facilities at March 31, 2001 with 1,063 beds licensed by the State of Connecticut. PRN provides health care services in the homes of its patients. Lexicore provides rehab services to patients in the Company's and other nursing homes.

BALZ provided medical supplies and durable medical equipment to nursing homes, but is now substantially inactive after selling its operating assets and business (exclusive of cash and accounts receivable) and ceasing operations effective June 14, 2000. Lexicon ceased operations as of March 31, 2000. Once the remaining accounts receivable have been collected and all obligations paid, the members will terminate Lexicon.

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


                                                                         Page 6.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Information with respect to March 31, 2001 and for the nine months and three months ended March 31, 2001 and 2000 is unaudited)

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

As consideration for the services provided under this Management Agreement, the Company was entitled to retain the excess of any revenues earned in the delivery of patient services over the expenses incurred during the term and was responsible for any excess of expenses incurred over revenues earned in the operation of the facilities during the term. Under the terms of the agreement SunBridge retained responsibility for all building lease costs. In addition, the Company purchased substantially all of SunBridge's accounts receivable for these facilities. As of March 31, 2001, the balance owed is presented as "Due to SunBridge - purchased receivables" in the accompanying condensed consolidated balance sheet.

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

As of March 31, 2001 the Company has received substantially all the payments due it under the note receivable, but has not received the payment for the book value of the inventory. However, the Company believes that its credit risk is minimal since it has the right to offset payables for goods purchased from the unrelated company in an amount sufficient to cover any unpaid amounts owing to the Company.


                                                                         Page 7.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             (Information with respect to March 31, 2001 and for the
    nine months and three months ended March 31, 2001 and 2000 is unaudited)

NOTE C - ACQUISITIONS AND DISPOSITIONS OF BUSINESSES (Continued)

SALE OF BUSINESS (Continued)

Prior to the sale of the business later in the fiscal year, BALZ had revenues of $2,491,000, expenses of $2,191,000 and net income of $300,000 during the nine months ended March 31, 2000.

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

The Company renegotiated the required rent payments covering the period of October 1999 through February 2001 which reduced the rent due during that period by approximately $800,000. However, recognition of that rent reduction has been accounted for by increasing deferred rent which equalizes the annual rent expense over the remaining fourteen-year term of the lease.

Rent expense charged to operations under this related party operating lease aggregated $1,837,000 and $1,840,000 for the nine months ended March 31, 2001 and 2000, respectively.

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

The Company has recorded reductions in patient service revenue of $430,000 during the nine months ended March 31, 2001 in connection with adjustment of 1997 and 1998 estimated Medicare settlements.


                                                                         Page 8.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Information with respect to March 31, 2001 and for the nine months and three months ended March 31, 2001 and 2000 is unaudited)

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

The Company is cooperating fully with the government investigation, has provided all requested records and information, and management is confident that the Company has not committed any wrongdoings. In addition, the Company has established an independent committee of the Board of Directors to supervise its own investigation. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying condensed consolidated financial statements. Since the inception of the government action through March 31, 2001 the Company has recorded charges to expense of $425,000 consisting primarily of legal fees relating to this matter.

OTHER CONTINGENCIES

The Company is involved in other legal proceedings and is subject to certain lawsuits and claims in the ordinary course of its business. Although the ultimate effect of these matters is often difficult to predict, management believes that their resolution will not have a material adverse effect on the Company's condensed consolidated financial statements.


                                                                         Page 9.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Information with respect to March 31, 2001 and for the nine months and three months ended March 31, 2001 and 2000 is unaudited)

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

NOTE H - OPERATIONS

The Company reported a loss of $3,583,000 for the nine months ended March 31, 2001 and as of March 31, 2001 has a working capital deficiency of $5,300,000 and a stockholders' deficiency of $3,456,000. The loss for the nine months ended March 31, 2001 includes a reduction of patient service revenue of $430,000 as discussed in Note E, a $489,000 increase to the provision for doubtful accounts as a result of estimated uncollectable trade accounts receivable, and $150,000 in unreimbursed costs relating to a unionized labor action in March, 2001 as discussed in Note I.

Management has prepared plans which contemplate a significant turnaround in ongoing operations and profitability and has plans to address the Company's equity, working capital and cash flow needs so that operations may continue in a normal manner.


                                                                        Page 10.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
          (Information with respect to March 31, 2001 and for the nine months and three months ended March 31, 2001 and 2000 is unaudited)

NOTE H - OPERATIONS (Continued)

Commensing in April 2001, the Company engaged unrelated professional service firms to perform the dietary, laundry and housekeeping and maintenance services for the nursing homes. Management anticipates that these contracts should generate approximately $1,500,000 in positive cash flow based upon sixty-day payment terms in place. Further, the total contract costs for the outsourced departments are less than the costs the Company is currently incurring for such services.

Management has implemented an aggressive marketing plan, which includes patient sharing arrangements with local hospitals, to improve the patient mix and generate revenue from higher rate paying sources. In addition, the facilities are undergoing a major redecoration program to attract more patients and Medicare consultants have been engaged to improve nursing diagnoses skills and patient admission procedures which should result in higher revenue and lower bad debt write-offs in the future.

NOTE I - UNIONIZED LABOR STRIKE

Approximately 45% of the Company's employees were previously covered by eight collective bargaining agreements with New England Health Care Employees Union, District 1199, AFL-CIO ("union") six of which expired as of March 31, 2001.

Union employees of the Company commenced a one day job action in March 2001 and commenced another strike for an indefinite period on May 5, 2001. The Company executed an Expedited Medicaid Reimbursement Agreement with the State of Connecticut (the "State") whereby the State will reimburse the Company for certain strike related incremented costs related to Medicaid patients, which approximates 80% of costs incurred.

The Company has engaged nursing staffing firms to replace the striking workers and continues to maintain compliance with applicable State of Connecticut patient care and staffing regulations. Management is confident that the Company will receive appropriate Medicaid rate reimbursement to offset any labor cost increases that may result from the job action.


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

Overview

In the first nine months of the fiscal year ending June 30, 2001, the Company continued to operate eight nursing homes, a home health agency and therapy company.

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

By concentrating its facilities and ancillary service operations within a selected geographic region, the Company's strategy is to achieve operating efficiencies through economies of scale, reduced corporate overhead, more effective management supervision and financial controls. In addition, the Company believes that geographic concentration also enhances the Company's ability to establish more effective relationships with referral sources and regulatory authorities in the areas of the State of Connecticut where the Company operates.

Results of Operations

Nine months ended March 31, 2001 ("2001 period") vs. nine months ended March 31, 2000 ("2000 period")

Revenues in the 2001 period decreased form the 2000 period by $7,796,000 or by 13% largely as a result of the termination of the management agreement for two nursing homes, and due to the sale of the assets and the business of BALZ, and the termination of Lexicon's operations.

The Company had a net loss of $3,583,000 or (1.02) per share for the 2001 period and a net loss of $513,000 or (.14) per share for the 2000 period. The increased losses is due primarily to a $430,000 reduction in patient service revenue resulting from adjustments to 1997 and 1998 Medicare settlements, a $489,000 increase to the provision for doubtful accounts as a result of estimated uncollectable trade accounts receivable from discontinued operations of subsidiaries, reductions in net revenue from Medicare under the prospective payment systems (PPS), and $150,000 in unreimbursed costs relating to unionized labor action in March, 2001. Further, profitability was negatively impacted with the sale of the assets and the business of BALZ, and the termination of Lexicon's operations.


                                                                        Page 13.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview (Continued)

Three months ended March 31, 2001 ("2001 period") vs. three months ended March 31, 2000 ("2000 period")

Revenues in the 2001 period declined from the 2000 period by $1,817,000 or by 10% largely as a result of the sale of the assets and the business of BALZ and the termination of Lexicon's operations.

The Company had a net loss of $1,383,000 or (.39) per share for the 2001 period and a net loss of $518,000 or (.15) per share for the 2000 period. The increase in losses is primarily due to strike related losses of $150,000 in the 2001 period, and higher payroll and benefits. Further, profitability was negatively impacted with the sale of the assets and the business of BALZ, and the termination of Lexicon's operations.

Liquidity and Capital Resources

The Company has primarily financed its operations through operating revenues, borrowings from banks, the prior operator of certain of the facilities and other private lenders including stockholders, by financing its accounts receivable, through a public offering of its common stock, and through the sale of bed licenses.

During the nine months ended March 31, 2001,the Company expended approximately $1,735,000 in capital improvements to its owned and its leased facilities of which $1,509,000 was funded by the mortgagor, banks or capital lease financing.

At March 31, 2001, the Company had a working capital deficit of $5,300,000 as compared to a working capital deficit of $1,498,000 at June 30, 2000. The increase in the working capital deficit is due primarily to the $3,583,000 operating loss reported for the 2001 period.

In December 1998, the Company entered into a financing agreement with a healthcare lender for up to $4,500,000, subsequently increased to $6,000,000, which is secured by its accounts receivable and certain other assets. As of March 31, 2001, $3,819,000 was borrowed under this agreement. The Company has increased its utilization of this line of credit to finance working capital needs as a result of payback of Medicare and Medicaid settlements, costs of the government investigation, and operating losses.

Management has prepared plans, as discussed in Note H, which contemplate a significant turnaround in ongoing operations and profitability of the Company and has plans to address the Company's equity, working capital and cash flow needs so that operations may continue in a normal manner.

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

The Company is cooperating fully with the government investigation, has provided all requested records and information, and management is confident that the Company has not committed any wrongdoings. In addition, the Company has established an independent committee of the Board of Directors to supervise its own investigation. The ultimate outcome of this uncertainty cannot presently be determined. Accordingly, no provision for any liability that may result has been made in the accompanying condensed consolidated financial statements. Since inception through March 31, 2001 the Company has incurred expenses of $425,000 relating to this matter.

An independent committee of the Board of Directors approved a formal Corporate Compliance Plan which was submitted to the Connecticut Department of Social Services in February 2000. The following actions have been taken in support of that plan:

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

                                  /s/ Barry Feldscher
                                  --------------------------------------------
                                  (Barry Feldscher, Chief Operating Officer)
                                  (Duly Authorized Officer)

Date 5/15/2001                    /s/ Michael D. Logan
     --------------------         --------------------------------------------
                                  (Michael D. Logan, Chief Financial Officer)
                                  (Principal Financial Officer)


                                                                        Page 17.