Form 10-K
period 2001-06-30
LEXINGTON HEALTHCARE GROUP INC
filed 2001-10-26
CIK 1026348

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2001

                                       OR
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-22261

                        LEXINGTON HEALTHCARE GROUP, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      06-1468252
---------------------------                 ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1577 New Britain Avenue, Farmington, Connecticut                  06032
------------------------------------------------         -----------------------
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

                                      None
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Based on the closing sales price on September 26, 2001, the aggregate market value of the voting common stock held by nonaffiliates of the registrant was $200,000.

                        LEXINGTON HEALTHCARE GROUP, INC.

                                Table of Contents

                                                                      Page No.
Part I
         Item 1.  Business                                                3
Item 2.           Properties                                              7
         Item 3.  Legal Proceedings                                       8
         Item 4.  Submission of Matters to a Vote of Security Holders     8

Part II
         Item 5.  Market for Registrant's Common Equity and Related
                  Stockholder Matters                                     9
         Item 6.  Selected Financial Data                                11
         Item 7.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                    11
         Item 8.  Financial Statements and Supplementary Data       17, F-1-F-20
         Item 9.  Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure                 18

Part III
         Item 10. Directors and Executive Officers of the Registrant     18
         Item 11. Executive Compensation                                 19
         Item 12. Security Ownership of Certain Beneficial Owners
                  and Management                                         21
         Item 13. Certain Relationships and Related Transactions         22

Part IV
         Item 14. Exhibits, Financial Statement Schedules, and
                  Reports on Form 8-K.                                   24

                                     Part 1

Item I. Business

Lexington Healthcare Group, Inc. has four wholly-owned subsidiaries: Balz Medical Services, Inc.("BALZ"), Professional Relief Nurses, Inc.("PRN"), Lexington Highgreen Holding, Inc., and Lexicore Rehab Services, L.L.C. (collectively, the "Company"). The Company also controls one joint venture, Lexicon Pharmacy Services, L.L.C .

Lexington Healthcare Group, Inc.

Lexington Healthcare Group, Inc. was incorporated on February 23, 1996. Prior to its initial public offering in May 1997, the Company had operated as Lexington Healthcare Group, LLC, a limited liability company that was formed on March 8, 1995 and commenced operations on July 1, 1995. The Company's principal offices are located at 1577 New Britain Avenue, Farmington, Connecticut 06032 and its telephone number is (860) 674-2700.

The Company is a long-term and subacute care provider, which operates eight nursing home facilities (the "Facilities") at June 30, 2001 with a total of 1,033 licensed beds in the State of Connecticut. The Facilities provide a broad range of healthcare services, including nursing care, subacute care (including rehabilitation therapy), and other specialized services (such as care to Alzheimer's patients). The Company's strategy in healthcare is to integrate the main disciplines of nursing, pharmacy, social services and other therapies under one program.

The Facilities service two basic patient populations: the traditional geriatric patient population and the population of subacute care patients with higher acuity disorders who require more complex and intensive medical services. Subacute care patients generally require more rehabilitative therapy and are residents for a shorter period of time than traditional geriatric patients. An important part of the Company's strategy is to achieve high occupancy and a favorable payer mix by offering specialty medical services. The Facilities have an occupancy rate of approximately 89% as of August 31, 2001. The Company operates a dedicated subacute unit within two of the Facilities, in addition to providing subacute services in each of the other Facilities.

Lexington Highgreen Holding, Inc.

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

Lexicore Rehab Services, L.L.C.

On October 15, 1997 Lexicore Rehab Services, L.L.C. began operations as a 50% owned joint venture with Core Rehab Management, L.L.C. The joint venture was controlled by the Company and the results of its operations from inception are included in the Company's consolidated financial statements with appropriate recognition of minority interest. As of January 1, 1999, the Company acquired the remaining 50% membership interest for a nominal amount plus $120,000 of contingent payments which are payable based on the occurrence of certain future events. Henceforth the Company accounted for Lexicore's operations as a wholly-owned subsidiary; minority interest and liabilities were adjusted accordingly. Lexicore is presently serving the Company's nursing homes and PRN with further expansion plans underway in Connecticut and Massachusetts.

Lexicon Pharmacy Services, L.L.C.

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

Balz Medical Services, Inc.

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

Reimbursement from Medicare and Medicaid

The Medicare Part A program provides reimbursement for extended care services furnished to Medicare beneficiaries who are admitted to skilled nursing facilities after at least a three-day stay in an acute care hospital. The Medicare Part B program provides reimbursement for patients receiving ancillary services who have not had the required stay at a hospital or have exhausted their Part A benefits. Medicaid is a state-administrated program that provides assistance to the indigent and certain other eligible persons. Private pay patients typically have financial resources (including managed care insurance coverage) to pay for their care and do not rely on government programs for financial support.

The long-term care industry has experienced many changes in recent years including the implementation of the Balanced Budget Act of 1997 ("BBA"), which resulted in a new Medicare Prospective Payment System (known as PPS). Under PPS, Medicare revenues are substantially less than those earned under the former cost-based reimbursement system. Some of the Company's Medicare rate cuts were restored in October 1999 and April 2000; in addition, a 4% federal rate increase became effective October 1, 2000 and a 10% increase became effective April 1, 2001.

In Connecticut, multiple long term care entities have undergone financial reorganization in recent years due to reduced occupancy and PPS-related revenue reductions and increasing cost pressures (including union costs), and have experienced considerable losses in the market value of their own securities.

Risks Associated With Reimbursement Process

The Company derives a substantial percentage of its total revenues from Medicare, Medicaid and private insurance. Net revenues realizable under third-party payor agreements are subject to change due to examination and retroactive adjustment by payors during the settlement process. Under cost-based reimbursement plans, payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain costs are not reimbursable or reasonable or because additional supporting documentation is necessary. The Company recognizes revenues from third-party payors and accrues estimated settlement amounts in the period in which the related services are provided. The Company estimates these settlement balances by making determinations based on its prior settlement experience and its understanding of the applicable reimbursement rules and regulations. The majority of Medicaid balances are settled within two to three years following the provision of services although the Company has from time to time experienced delays in receiving final settlement and reimbursement.

Government Regulation

Long-term care facilities must comply with certain requirements to participate in the Medicare or Medicaid program. Regulations promulgated pursuant to the Omnibus Budget Reconciliation Act of 1987 were adopted by CMS (formerly HCFA) effective July 1, 1995 and obligate facilities to demonstrate quality of care, quality of life, physician services, nursing services, governing survey, certification and enforcement procedures to be used by state and federal survey agencies to determine facilities' level of compliance with the participation requirements for Medicare and Medicaid. These regulations require that surveys focus on residents' outcomes of care and state that all deviations from participation requirements will be considered deficiencies, but a facility may have deficiencies and be in substantial compliance with the regulations. The regulations identify alternative remedies against facilities and specify the categories of deficiencies for which they will be applied. The alternative remedies include, but are not limited to: civil monetary penalties of up to $10,000 per day; facility closure and/or transfer of residents in emergencies; denial of payment for new or all admissions; directed plans of correction; and directed in-service training. Failure to comply with certain standards as a condition to participate in Medicare and Medicaid programs may result in termination of the provider's Medicare and Medicaid provider agreements.

Potential Adverse Effect of Change In Revenue Sources

Changes in the mix of patients among the Medicaid, Medicare and private pay categories, and among different types of private pay sources, could significantly affect the revenues and the profitability of the Company's operations. There can be no assurance that the Company will continue to attract and retain private pay patients or maintain its current payor or revenue mix. In addition, there can be no assurance that the facilities operated by the Company, or the provision of services and products by the Company, now or in the future, will initially meet or continue to meet the requirements for participation in the Medicare and Medicaid programs. A loss of Medicare or Medicaid certification or a change in Company reimbursement under Medicare or Medicaid could have an adverse effect on its financial condition and results of operations.

Competition

The long-term and subacute care industry is highly competitive. The nature of competition varies by location. The Company's facilities generally operate in communities that are also served by similar facilities operated by others. Some competing facilities are located in buildings that are newer than those operated by the Company and provide services not offered by the Company, and some are operated by entities having greater financial and other resources and longer operating histories than the Company. In addition, some facilities are operated by nonprofit organizations or government agencies supported by endowments, charitable contributions, tax revenues and other resources not available to the Company. Some hospitals that either currently provide long-term and subacute care services or are converting their under-utilized facilities into long-term and subacute care facilities are also a potential source of competition to the Company. The Company competes with other facilities based on key competitive factors such a its reputation for the quality and comprehensiveness of care provided; the commitment and expertise of its staff; the innovativeness of its treatment programs; local physician and hospital support; marketing programs; charges for services; and the physical appearance, location and condition of its facilities. The range of specialized services, together with the price charged for services, are also competitive factors in attracting patients from large referral sources.

Employees

As of September 1, 2001 the Company had approximately 1,250 full and part-time employees, of which approximately 61% were covered by collective bargaining agreements.

Item 2. Properties

The following properties are leased as of June 30, 2001.

                                                                   Approximate
Location                                              Use            Sq. Ft.
                                                      ---           Occupied
                                                                   -----------

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
1577 New Britain Avenue, Farmington, CT 06032

The following properties are owned as of June 30, 2001.

                                                                   Approximate
Location                                              Use            Sq. Ft.
                                                      ---           Occupied
                                                                   -----------
Greenwood Health Center                          Nursing Home        53,000
5 Greenwood Street, Hartford, CT 06106

Highland Acres Extend-a-Care Center              Nursing Home        20,500
108 East Lake Street, Winsted, CT  06098

Management considers its properties to be well maintained and sufficient for its present operations.

Item 3. Legal Proceedings

Government Investigation

The Company has previously disclosed that the Company and certain members of former senior management were named as targets of a grand jury investigation being conducted by the Office of the United States Attorney for the District of Connecticut (the "Government"). By letter dated June 26, 2001, the Government advised counsel to the Company and other targets of the grand jury investigation that criminal prosecution of the Company and certain members of former senior management "has been declined based on information and evidence obtained to date." In addition, by letter dated July 9, 2001, the Government further advised counsel to the Company and other targets of the grand jury investigation that "the civil division of [the U.S. Attorney's] office has closed its investigation of Lexington Healthcare Group, Inc. at this time."

Other Legal Proceedings

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

The Company received notice of lawsuits initiated against it in April 2000 concerning four nursing homes, which it was managing for SunBridge Healthcare Corporation; the claims are being made by affiliates of SunBridge for therapy and pharmacy services rendered. The total claimed is $1.2 million of which $1.1 million is reflected by invoices recorded on the Company's books. The Company settled these claims for approximately $400,000, which is payable monthly over the next 18 months. The Company has recorded a provision for lawsuit settlement of $94,000 for the year ended June 30, 2001 for the difference between the settlement amount and the liability, net of credits, previously recovered by the Company.

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

The Company was notified on March 31, 2000 that, since it was no longer in compliance with the net tangible asset criteria for continued listing on The NASDAQ Small Cap Market, its securities were delisted from the NASDAQ Stock Market effective with the open of business April 3, 2000. Subsequently, the Company's common stock has traded on the pink sheets.

The following table presents its high and low market prices, and dividend information since trading began on May 14, 1997.

                Quarterly Common Stock Price Ranges and Dividends

           Quarter             High               Low             Dividend
      FY 1997
             4th               8 1/4             5 1/2              $-0-
      FY 1998
             1st                 7                 3                $-0-
             2nd              3 15/16            2 5/8              $-0-
             3rd                 4               2 7/8              $-0-
             4th               3 7/16            2 1/2              $-0-
      FY 1999
             1st              2 21/32             7/8               $-0-
             2nd               3 1/8              7/8               $-0-
             3rd               2 1/2              7/8               $-0-
             4th               1 1/2             15/16              $-0-
      FY 2000
             1st              1 11/16             5/8               $-0-
             2nd              1 7/16              1/4               $-0-
             3rd              3 1/16             17/32              $-0-
            4th               1 31/32             1/4               $-0-


           Quarter             High               Low             Dividend
      FY 2001
             1st              11/32               1/4               $-0-
             2nd              13/32               3/32              $-0-
             3rd               5/32               1/8               $-0-
             4th              11/64               1/16              $-0-

Lexington Healthcare Group, Inc.'s common stock purchase warrants entitle the holder to purchase one share of common stock at a price of $6.00 per share at any time through May 13, 2003. Trading in the Company's warrants was also moved to The NASDAQ Small Cap Market on July 16, 1998 and was then delisted from The NASDAQ Small Cap Market on April 3, 2000 as discussed above. The common stock warrants have traded on the pink sheets since then.

The following table presents its high and low market prices since trading began on May 14, 1997.

                   Quarterly Common Stock Warrant Price Ranges

          Quarter             High              Low
      FY 1997
              4th            3 3/8             1 1/2
      FY 1998
              1st            3 1/4              7/8
              2nd            1 5/16             5/8
              3rd             27/32             1/4
              4th             17/32             1/4
      FY 1999
              1st             13/32            3/16
              2nd              7/8              1/8
              3rd             19/32            3/16
              4th              7/16             1/8
      FY 2000
              1st              5/16             3/32
              2nd             13/32             1/32
              3rd              3/4              3/32
              4th              1/4              1/64
      FY 2001
              1st              3/16             1/64
              2nd              1/64             1/64
              3rd               -                -
              4th               -                -

The Company has not paid dividends to date and has no present intention of paying any dividends on its Common Stock in the foreseeable future, as it intends to reinvest profits, if any, in the development and expansion of its business.

The number of shareholders of record for the Company's common stock as of June 30, 2001 was 29; the Company believes that its shares are beneficially owned by over 500 individuals.

On September 26, 2001, the closing price of the Company's common stock was $.17.

Item 6. Selected Financial Data

                                                                               Year ended June 30,
                                                                               -------------------
                                                               2001        2000        1999        1998        1997
                                                               ----        ----        ----        ----        ----
                                                                    (Amounts in Thousands, Except Per Share Data)
                                                                    ---------------------------------------------
Statement of Operations Data
    Net revenues                                               $68,571     $77,453     $76,892     $58,252     $35,900
    Operating costs and expenses                               (76,416)    (81,536)    (78,264     (58,248)    (36,241)
    Other income                                                    --          --          --         280          --
                                                               -------------------------------------------------------
    Income (loss) before income taxes and minority interest     (7,845)     (4,083)     (1,372)        284        (341)
    Provision for (benefit from) income taxes *                     --          --          15          30         (66)
    Minority interest                                               93         (20)       (190)       (224)         --
                                                               -------------------------------------------------------
    NET INCOME (LOSS) *                                        $(7,752)    $(4,103)    $(1,577)    $    30     $  (275)
                                                               =======     =======     =======     =======     =======

    Basic earnings (loss) per common share *                   $ (2.20)    $ (1.15)    $  (.38)    $   .01     $  (.10)
                                                               -------     -------     -------     -------     -------

Balance Sheet Data
    Cash and cash equivalents                                  $ 1,467     $ 1,265     $ 3,675     $   831     $ 1,000
    Working capital (deficiency)                                (9,440)     (1,498)      1,059       3,074         287
    Total assets                                                29,599      30,958      34,283      25,613      15,432
    Short-term borrowings                                        8,002       4,296       3,867         398          49
    Total long-term debt excluding current maturities            9,140       7,892       7,768       7,424         107
    Total stockholders equity (deficiency)                     $(7,625)    $   127     $ 4,232     $ 6,383     $ 6,395

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

Overview

During the fiscal year ended June 30, 2001 the Company's operations were negatively affected by certain nonrecurring losses and expenses including a Union strike and settlement costs, legal fees of a federal investigation, nonrecurring charges relating to terminated operations, provision for lawsuits settlements, costs related to the former president's consulting agreement and reduced revenue from prior period Medicare audit settlements which resulted in approximately $2,500,000 in additional losses recognized in the current fiscal year. In addition, revenues were negatively impacted by a reduction in beds. In March 2001, 30 beds were reduced pursuant to a Certificate of Need (CON) agreement with the State and an additional 40 beds were reduced through an informal agreement with the State starting in January 2001.

Management has submitted a request to the State for rate relief because of the reduced reimbursement caused by the bed reductions described above and because of the continuing under reimbursement of costs associated with the care of Medicaid patients. The Company received approval for increased rates at certain Facilities and rate increases are pending at other Facilities. As a result of the requested rate increases, management anticipates the total increase in revenue for Medicaid patients, based upon current census, will be in excess of $1,700,000 for the fiscal year ending June 30, 2002. In addition, management has implemented an aggressive marketing program and anticipates increased revenue from improved patient mix and occupancy of over $1,200,000 in fiscal 2002 and is in the process of reviewing the status of unprofitable subsidiaries and facilities.

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

By concentrating its facilities and ancillary service operations within a selected geographic region, the Company's strategy is to achieve operating efficiencies through economies of scale, reduced corporate overhead, more effective management supervision and financial controls. In addition, the Company believes that geographic concentration also enhances the Company's ability to establish more effective relationships with referral sources and regulatory authorities in the State of Connecticut.

Results of Operations

Year ended June 30, 2001 ("2001 period") vs. year ended June 30, 2000 ("2000 period")

The 2001 period includes the operating results of the eight nursing facilities operated by the Company and the operations of PRN and Lexicore Rehab services.

The 2000 period includes the operating results of the eight nursing facilities operated by the Company, the operations of two nursing homes managed by the Company from July 1, 1999 through August 31, 1999, the operations of PRN and Lexicore Rehab Services for a full year, the operations of BALZ for eleven months, and the operations of the pharmacy joint venture company for nine months.

Revenues in the 2001 period decreased from the 2000 period by $8,882,000 or by 11.5% largely as a result of the termination of the management agreement for two nursing homes, and due to the sale of the assets and the business of BALZ, and the termination of Lexicon's operations and bed reductions mandated by a certificate of need (CON) agreement with the State of Connecticut.

The Company had a net loss of $7,752,000 or ($2.20) per share for the 2001 period and a net loss of $4,103,000 or ($1.15) per share for the 2000 period. During the 2001 period the Company's operations were negatively affected by the following nonrecurring expenses and losses:

Nonrecurring charges-relating to terminated operations                $  677,000
Union strike and settlement costs, net                                   960,000
Legal fees of federal investigation                                      273,000
Provision for settlement of lawsuits                                      94,000
Prior period Medicare audit settlements                                  311,000
Former president consulting agreement                                    187,000
                                                                      ----------

Total                                                                 $2,502,000

Additional net losses of approximately $1,000,000 were incurred during the 2001 period as a result of reduced revenue caused by bed reductions mandated by a CON agreement with the State of Connecticut.

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

                                    Year ended June 30
                                    ------------------
                                     2000         1999
                                     ----         ----
                       Medicare   $(185,000)   $(402,000)
                       Medicaid     (45,000)     (41,000)
                                  -----------------------
                                  $(230,000)   $(443,000)
                                  ==========   ==========

Operating expenses in the 2000 period increased over the 1999 period by $3,272,000 or 4%, largely as a result of increased wages resulting from Medicaid rate increases and increased census in the existing nursing homes, $250,000 of contract termination payments to the former CEO and $343,000 of costs relating to the government investigation. Interest expense increased by $245,000 as a result of additional borrowings on the mortgage for improvements to the facilities acquired in July 1997 and additional line of credit borrowings at increased interest rates.

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

                                    Year ended June 30,
                                    -------------------
                                    1999         1998
                                    ----         ----
                       Medicare   $(402,000)   $(115,000)
                       Medicaid     (41,000)    (584,000)
                                  -----------------------
                                  $(443,000)   $(699,000)
                                  ==========   ==========

Operating expenses in the 1999 period increased over the 1998 period by $20,016,000 or 34%, largely as a result of the addition of the four managed facilities and growth in the subsidiaries and joint venture companies. Of the total cost increase, $17,202,000 pertained to the nursing homes and healthcare businesses acquired and $2,027,000, net was from decreased existing-facility costs, offset by increases in subsidiary and joint venture and corporate, general and administrative costs. Interest expense increased by $248,000 mostly as a result of additional borrowings on the 1997 mortgage for improvements to the facilities acquired in July 1997 and additional line of credit borrowings. Other expense of $539,000 was recorded in connection with a provision for lawsuit settlement.

Income taxes of $15,000 were provided in the 1999 period on loss before income taxes and minority interest of $1,372,000. Such provision is due to state taxes on income reported by certain subsidiaries, which are taxed separately from other entities in the consolidated group.

Liquidity and Capital Resources

The Company has primarily financed its operations through operating revenues, borrowings from banks, the prior operator of certain of the facilities and other private lenders including by extending terms with trade creditors and stockholders, by financing its accounts receivable, through a public offering of its common stock, and through the sale of bed licenses.

As shown in the accompanying consolidated financial statements, the Company has reported net losses for the last three fiscal years totaling $13,432,000 and, as of June 30, 2001, has a working capital deficiency of $9,440,000 and a stockholders' deficiency of $7,625,000. In addition, the Company is not in compliance with certain covenants on its line of credit agreement and is unable to satisfy its trade creditors in the ordinary course of business and is in arrears on its related party operating lease obligation. These conditions create an uncertainty about the Company's ability to continue as a going concern.

Management has implemented a plan to return the Company to profitability, which includes receipt of significant increases in Medicaid revenue through the request for rate relief submitted to the State, improvements to patient mix and occupancy and significant reductions in operating and administrative costs. In addition, management is in the process of negotiating settlement plans with trade creditors and restructuring its debt financing. The ability of the Company to continue as a going concern is dependent on the success of the above plan and the continuing forbearance of default remedies by its line of credit lender.

During the 2001 period, the Company expended approximately $2,088,000 in capital improvements to its leased facilities of which $1,392,000 was funded by the mortgagor, banks or capital lease financing.

At June 30, 2001, the Company had a working capital deficit of $9,440,000 as compared to a working capital deficit of $1,498,000 at June 30, 2000. The increase in the working capital deficit is due primarily to the $7,752,000 operating loss reported for the 2001 period.

In December 1998, the Company entered into a financing agreement with a healthcare lender for up to $4,500,000, subsequently increased to $6,000,000, which is secured by its accounts receivable and certain other assets. As of June 30, 2001, $5,217,000 was borrowed under this agreement. The Company has increased its utilization of this line of credit to finance working capital needs as a result of payback of Medicare and Medicaid settlements, costs of the government investigation, and operating losses.

Commencing in April 2001, the Company engaged unrelated professional service firms to perform the dietary and laundry and housekeeping for the nursing homes. Management anticipates that these contracts should generate approximately $1,500,000 in positive cash flow based upon sixty-day payment terms in place.

At June 30, 2001, the company had cash and cash equivalents of $1,467,000, receivables of $13,622,000, inventories of $379,000 and prepaid expenses and other current assets of $1,501,000. Receivables decreased by $2,876,000 since June 30, 2000 due primarily to the termination of operations of the BALZ and Lexicon operations.

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

Item 8. Financial Statements and Supplementary Data

Index to Consolidated Financial Statements

Reports of Independent Certified Public Accountants on Consolidated Financial Statements as of June 30, 2001 and 2000 and for the Years Ended June 30, 2001, 2000, and 1999

Financial Statements:

      Consolidated Balance Sheets
            June 30, 2001 and 2000

      Consolidated Statements of Operations
            Years Ended June 30, 2001, 2000, and 1999

      Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
            Years Ended June 30, 2001, 2000, and 1999

      Consolidated Statements of Cash Flows,
            Years Ended June 30, 2001, 2000, and 1999

      Notes to Consolidated Financial Statements

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             JUNE 30, 2001 AND 2000

                                                                       2001         2000
                                                                   -----------  -----------
                                     ASSETS
CURRENT ASSETS
    Cash and cash equivalents                                      $ 1,467,000  $ 1,265,000
    Accounts receivable - net of allowance for
      doubtful accounts of $2,046,000 and $1,634,000
      for 2001 and 2000, respectively                               13,622,000   16,498,000
    Current portion of operating subsidy and note receivable           371,000      465,000
    Inventories                                                        379,000      437,000
    Prepaid and other current assets                                 1,130,000      912,000
                                                                   -----------  -----------
         Total current assets                                       16,969,000   19,577,000

PROPERTY, EQUIPMENT & LEASEHOLD IMPROVEMENTS, net                    6,173,000    4,477,000

OTHER ASSETS
    Security deposits - related parties                              2,337,000    2,337,000
    Residents' funds                                                   398,000      370,000
    Goodwill - net of accumulated amortization of  $461,000 and
      $349,000 for 2001 and 2000, respectively                       1,775,000    1,886,000
    Bed licenses - net of accumulated amortization of $464,000
      and $348,000 for 2001 and 2000, respectively                   1,278,000    1,394,000
    Operating subsidy receivable, less current portion                  20,000      247,000
    Other assets, net                                                  649,000      670,000
                                                                   -----------  -----------
                                                                     6,457,000    6,904,000
                                                                   -----------  -----------
                                                                   $29,599,000  $30,958,000
                                                                   ===========  ===========

               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES
    Notes payable (current portion)                                $ 7,897,000  $ 4,176,000
    Due to SunBridge - purchased receivables                         2,891,000    2,094,000
    Accounts payable and accrued expenses                           15,291,000   14,423,000
    Estimated third-party payor settlements-Medicaid                    67,000      131,000
    Estimated third-party payor settlements-Medicare                    79,000       57,000
    Capital leases payable (current portion)                           105,000      120,000
    Income taxes payable                                                79,000       74,000
                                                                   -----------  -----------
         Total current liabilities                                  26,409,000   21,075,000

OTHER LIABILITIES
    Notes payable (less current portion)                             8,997,000    7,652,000
    Capital leases payable (less current portion)                      143,000      240,000
    Residents' funds payable                                           398,000      370,000
    Deferred rent                                                    1,024,000      809,000
    Other liabilities                                                  183,000      120,000
                                                                   -----------  -----------
                                                                    10,745,000    9,191,000
                                                                   -----------  -----------
         Total liabilities                                          37,154,000   30,266,000
                                                                   -----------  -----------

 COMMITMENTS AND CONTINGENCIES (Note N)

 MINORITY INTERESTS                                                     70,000      565,000

 STOCKHOLDERS' EQUITY (DEFICIENCY)
    Common stock, par value $.01 per share, authorized
      15,000,000 shares                                                 35,000       35,000
    Additional paid-in capital                                       5,556,000    5,556,000

    Deficit                                                        -----------  -----------
         Total stockholders' equity (deficiency)                    (7,625,000)     127,000
                                                                   -----------  -----------
                                                                   $29,599,000  $30,958,000
                                                                   ===========  ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEATLHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000, AND 1999

                                                               2001          2000           1999
                                                           -----------   -----------    -----------
REVENUES
    Net patient service revenue                            $68,340,000   $72,792,000    $58,867,000
    Management fee revenue                                        --       4,378,000     17,620,000
    Other revenue                                              231,000       283,000        405,000
                                                           -----------   -----------    -----------
            Total revenues                                  68,571,000    77,453,000     76,892,000

EXPENSES
    Salaries and benefits                                   53,994,000    58,042,000     57,109,000
    Other operating expenses                                12,010,000     8,765,000      7,678,000
    Food, medical and other supplies                         3,496,000     7,279,000      7,778,000
    Corporate, general and administrative expenses           2,337,000     2,648,000      2,555,000
    Interest expense                                         1,426,000     1,285,000      1,040,000
    Depreciation and amortization                              648,000       780,000        817,000
    Provision for bad debts                                    501,000     1,305,000        748,000
    Special items:
       Nonrecurring charges                                    677,000          --             --
       Union strike and settlement costs, net                  960,000          --             --
       Legal fees of federal investigation                     273,000       343,000           --
       Provision for settlement of lawsuits                     94,000          --        539,000
       Loss on sale of business                                   --       1,089,000           --
                                                           -----------   -----------    -----------
            Total special items                              2,004,000     1,432,000        539,000
                                                           -----------   -----------    -----------
            Total expenses                                  76,416,000    81,536,000     78,264,000
                                                           -----------   -----------    -----------

   Loss from operations                                     (7,845,000)   (4,083,000)    (1,372,000)

PROVISION FOR INCOME TAXES                                        --            --           15,000

MINORITY INTEREST IN (INCOME) LOSS  OF
    CONSOLIDATED JOINT VENTURES                                 93,000       (20,000)      (190,000)
                                                           -----------   -----------    -----------

    Net loss                                               $(7,752,000)  $(4,103,000)   $(1,577,000)
                                                           ===========   ===========    ===========

    Basic loss per common share                            $     (2.20)  $     (1.15)   $     (0.38)
                                                           ===========   ===========    ===========

    Weighted average number of common shares outstanding     3,525,000     3,568,000      4,125,000
                                                           ===========   ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                       Common Stock                      Note
                                                   --------------------  Additional  Receivable -    Retained
                                                    Number                 Paid-in      Related      Earnings
                                                   of Shares   Amount      Capital       Party       (Deficit)         Total
                                                   ---------  ---------  -----------  -----------  ------------    ------------
Balance, June 30, 1998                             4,125,000  $  41,000  $ 6,126,000  $      --    $    216,000    $ 6,383,000

Net loss                                                --         --           --           --      (1,577,000)    (1,577,000)

Reclassification of note receivable - related
  party                                                 --         --           --       (574,000)         --         (574,000)
                                                   ---------  ---------  -----------  -----------  ------------    -----------

Balance, June 30, 1999                             4,125,000     41,000    6,126,000     (574,000)   (1,361,000)     4,232,000

Increase in note receivable - related par               --         --           --       (2,000)           --           (2,000)

Retirement of common stock received in
  satisfaction of related party note receivable
                                                    (600,000)    (6,000)    (570,000)     576,000          --             --

Net loss                                                --         --           --           --      (4,103,000)    (4,103,000)
                                                   ---------  ---------  -----------  -----------  ------------    -----------

Balance, June 30, 2000                             3,525,000     35,000    5,556,000         --      (5,464,000)       127,000

Net loss                                                 --         --           --          --      (7,752,000)    (7,752,000)
                                                   ---------  ---------  -----------  -----------  ------------    -----------

Balance, June 30, 2001                             3,525,000  $  35,000  $ 5,556,000  $      --    $(13,216,000)   $(7,625,000)
                                                   =========  =========  ===========  ===========  ============    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                               2001           2000           1999
                                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                 $(7,752,000)   $(4,103,000)   $(1,577,000)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                           648,000        780,000        817,000
        Change in allowance for doubtful accounts                               412,000        786,000        502,000
        Increase (decrease) in deferred rent                                    215,000        495,000        (50,000)
        Loss on sale of business                                                   --          726,000           --
        Minority interest in income of consolidated joint ventures              (93,000)        20,000        190,000
        Changes in operating assets and liabilities:
          Increase in accounts payable and accrued expenses                   3,516,000      1,030,000      4,941,000
          Decrease (increase) in accounts receivable                          2,464,000     (1,035,000)
          Increase (decrease) in Due to SunBridge - purchased receivables       797,000       (488,000)     2,582,000
          Increase in other liabilities                                          63,000           --             --
          Decrease (increase) in inventories                                     58,000        382,000       (281,000)
          Increase (decrease) in income taxes payable                             5,000         34,000        (51,000)
          Decrease in other assets                                               (8,000)      (208,000)       (51,000)
          Decrease in estimated third-party payor settlements - Medicaid
             and Medicare, net                                                  (42,000)      (751,000)      (550,000)
          Increase (decrease) in prepaid and other current assets              (218,000)        94,000       (601,000)
                                                                            -----------    -----------    -----------
            Net cash provided by (used in) operating activities                  65,000     (2,238,000)       103,000
                                                                            -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
   Repayments of operating subsidy and note receivable                          321,000        185,000        168,000
   Proceeds from sale of business                                                  --           40,000           --
   Disbursements on note receivable - related party                                --           (2,000)       (99,000)
   Repayments of note receivable - related party                                   --             --        120,000
   Acquisition of property, equipment and leasehold improvements               (696,000)      (542,000)      (583,000)
                                                                            -----------    -----------    -----------
            Net cash used in  investing activities                             (375,000)      (319,000)      (394,000)
                                                                            -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from line of credit, net                                          1,161,000        424,000      3,431,000
   Repayments of capital lease obligations                                     (112,000)      (142,000)      (122,000)
   Repayments of mortgage and notes payable                                    (135,000)      (135,000)      (120,000)
   Minority investment (distribution) in consolidated joint ventures           (402,000)          --          (54,000)
                                                                            -----------    -----------    -----------
            Net cash provided by financing activities                           512,000        147,000      3,135,000
                                                                            -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            202,000     (2,410,000)     2,844,000

CASH AND CASH EQUIVALENTS, beginning of year                                  1,265,000      3,675,000        831,000
                                                                            -----------    -----------    -----------
CASH AND CASH EQUIVALENTS, end of year                                      $ 1,467,000    $ 1,265,000    $ 3,675,000
                                                                            ===========    ===========    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2001, 2000 AND 1999

                                                                             2001         2000           1999
                                                                          ----------   ----------     ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
    Cash payments for:
          Interest                                                        $1,418,590   $1,285,000     $1,040,000
          Income taxes                                                          --        (15,000)         9,000

    Non-cash investing and financing activities:
          Reduction of accounts payable and accrued expenses
             through assumption of notes payable                          $2,648,000   $     --       $     --
          Certain assets acquired through assumption of mortgage
             note payable                                                  1,375,000      455,000        392,000
          Equipment and leasehold improvements acquired through
             assumption of notes payable and capital leases                   17,000       76,000        232,000
          Common stock received in satisfaction note receivable -
             related party                                                      --        576,000           --
          Promissory note received and accounts receivable recorded
             in connection with sale of business                                --        499,000           --
          Equipment distributed to joint venture member in satisfaction
             of accounts payable                                                --         80,000           --


  The accompanying notes are an integral part of these consolidated financial statements.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          JUNE 30, 2001, 2000 AND 1999

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

         As of January 1, 1999, the Company acquired the remaining 50% membership interest of Lexicore for a nominal amount plus $120,000 of contingent payments which are payable based on the occurrence of certain future events. The acquisition of Lexicore has been accounted for using the purchase method of accounting and, accordingly, the purchase price has been allocated to the assets purchased and liabilities assumed based on their fair value on the date of acquisition. The Company has not recorded any goodwill in connection with this purchase. Henceforth, the Company has accounted for Lexicore as a wholly-owned subsidiary.

         NATURE OF OPERATIONS

         The Company is a long-term and subacute care provider, which operates eight nursing home facilities at June 30, 2001 with a total of 1,033 beds licensed by the State of Connecticut. The Company also provides physical, occupational and speech therapy and other services to qualified health care facilities, and provides health care services in the homes of its patients.

         JOINT VENTURE

         The Company has a 70% interest in Lexicon Pharmacy Services, L.L.C. ("Lexicon"), a Delaware limited liability company, which was formed on October 31, 1997 to provide institutional pharmacy services to health care facilities and the patients residing therein. The joint venture is controlled by the Company and the assets, liabilities and results of its operations from inception are included in the Company's consolidated financial statements with appropriate recognition of minority interest. Lexicon has ceased operations as of March 31, 2000. Once remaining accounts receivable have been collected and all obligations paid, the members will terminate Lexicon. During the year ended June 30, 2001, the Company recorded a nonrecurring charge to operations of $308,000 related primarily to uncollectible accounts receivable.

         USE OF ESTIMATES

         The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. Actual results could differ from those estimates.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         CASH EQUIVALENTS

         For the purpose of the consolidated statements of cash flows, the Company defines cash equivalents as highly liquid instruments with an original maturity of three months or less. The Company had cash equivalents of $1,068,000 at June 30, 2001 and $865,000 at June 30, 2000, consisting of overnight investments and certificates of deposit.

         INVENTORIES

         Inventories consisting of food, chemicals and supplies are valued at the lower of cost or market, with cost determined on a first-in, first-out (FIFO) basis.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

         NET LOSS PER COMMON SHARE

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

         RECENT ACCOUNTING STANDARDS

         SEGMENT REPORTING

         Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") changed the way public companies report financial and descriptive information about their operating segments. The Company provides health care services and many other closely related ancillary services to its patients and residents. All of these services fall within one reportable segment as defined in SFAS 131.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE A - SIGNIFICANT ACCOUNTING POLICIES (Continued)

         RECENT ACCOUNTING STANDARDS (Continued)

         DERIVATIVE INSTRUMENTS

         Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") requires all derivatives to be recognized in the consolidated balance sheet at fair value. Gains or losses from changes in fair value would be recognized in earnings in the period of change unless the derivative is designated as a hedging instrument. In June 1999, Statement of Financial Accounting Standards No. 137, amended SFAS 133 delaying its effective date to fiscal years beginning after June 15, 2000. The Company does not currently hold any derivative instruments nor does it engage in hedging activities. Therefore, this new standard has not impacted the Company's consolidated financial statements.

         ACCOUNTING FOR BUSINESS COMBINATIONS, GOODWILL AND OTHER INTANGIBLE ASSETS

         Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets" were issued in July, 2001. These standards change the accounting for business combinations by, among other things, prohibiting the prospective use of pooling-of-interests accounting and requiring companies to stop amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, goodwill and intangible assets deemed to have an indefinite useful life will be subject to an annual review for impairment. The new standard for goodwill and other intangible assets will be effective for fiscal years beginning after December 15, 2001 unless the Company elects for early adoption in which case the standard will be effective in the first quarter of fiscal 2002. The new standard requiring the purchase method for business combinations applies to all business combinations consummated after June 30, 2001.

         Upon adoption, the Company will stop amortizing goodwill and bed licenses which, based on their current levels, would reduce amortization expense and increase net income by approximately $228,000 per year.

NOTE B - ACQUISITIONS AND DISPOSITIONS OF BUSINESS

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

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE B - ACQUISITIONS AND DISPOSITIONS OF BUSINESS (Continued)

         MANAGEMENT OF SUN HOMES, ACQUISITION OF ADAMS AND HERITAGE AND TERMINATION OF MANAGEMENT AGREEMENT (Continued)

         Under the terms of the agreement SunBridge retained responsibility for all building lease costs. In addition, the Company purchased substantially all of SunBridge's accounts receivable for these facilities. As of June 30, 2001, the balance owed is presented as "Due to SunBridge - purchased receivables" in the accompanying consolidated balance sheets.

         As a result of this agreement, the Company earned management fees of $4,422,000 and $17,394,000 and incurred costs and expenses of $4,407,000 and $17,004,000 during the years ended June 30, 2000 and 1999, respectively.

         Effective September 1, 1999, the Company finalized agreements to acquire the operations of two of the managed facilities, Adams House and Heritage Heights. The related real property was leased (see Note J) with options to purchase which have been extended to August 31, 2002. These facilities are located in Torrington and Danbury, CT and have a total of 210 skilled nursing beds at June 30, 2001. Management contracts covering the two other SunBridge facilities with a total of 239 skilled nursing beds were terminated as of August 31, 1999 and the operations of those facilities were returned to SunBridge.

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

         As of June 30, 2001, the Company has received only five of the payments due it under the note receivable, and has not received the payment for the book value of the inventory. However, the Company believes that its credit risk is minimal since it has the right to offset payables for goods purchased from the unrelated company in an amount sufficient to cover the unpaid amount of approximately $400,000 owing to the Company.

         In connection with this sale, the Company recorded a loss on the transaction of $1,089,000 for the year ended June 30, 2000 which represented the difference in the recorded book value of assets sold (including goodwill) and the sales price and includes a $363,000 charge to settle an employment contract with the President of BALZ (see Note
         N). During the year ended June 30, 2001, the Company recorded a nonrecurring charge to operations of $369,000 related primarily to uncollectible accounts receivable

         Prior to the sale of the business, BALZ had revenues of $2,491,000 and $3,025,000, expenses of $2,191,000 and $2,740,000 and net income of
         $300,000 and $285,000 for the nine months ended March 31, 2000 and the year ended June 30, 1999, respectively.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE C - FINANCIAL INSTRUMENTS

         CONCENTRATIONS OF CREDIT RISK

         The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, residents' funds, accounts receivable, operating subsidy receivable, note receivable and security deposits-related parties.

         Cash and cash equivalents and residents' funds

         The Company places its cash deposits with high credit-quality institutions and such deposits exceeded federal depository insurance limits by approximately $1,518,000 at June 30, 2001. However, the Company has not experienced any losses in this area and management believes its cash deposits are not subject to significant credit risk.

         Accounts receivable

         The Company grants credit without collateral to its patients, all of whom are residents of local communities in the State of Connecticut in which the Company's facilities are located, and most of whom are insured under third-party payor agreements. Management performs ongoing credit evaluations of its residents and has provided for potential credit losses through direct write-offs and an allowance for doubtful accounts which is considered to be adequate by management.

         The mix of receivables from patients, third-party payors and others as of June 30, 2001 and 2000 is as follows:

                                                                  2001     2000
                                                                 ------   ------

           Medicare and Medicaid                                    66%      67%
           Private insurance and other nongovernment agencies       26       27
           Other                                                     8        6
                                                                   ---      ---
                                                                   100%     100%
                                                                   ===      ===

         Operating subsidy receivable

         This amount is due from Beverly, a provider of health care services throughout the United States, in connection with the Company's purchase of substantially all of the assets of two skilled nursing facilities in 1997. The receivable is unsecured, but Beverly has made all required payments in a timely manner, and management believes it is not subject to significant credit risk.

         Note receivable

         This amount is due from MedixDirect.com, LLC, an unrelated party with whom the Company is continuing to do business, in connection with the sale of the business of BALZ. The note is collateralized by the assets and business sold.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE C - FINANCIAL INSTRUMENTS (Continued)

         CONCENTRATIONS OF CREDIT RISK (Continued)

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

            Security deposits - related parties and operating subsidy receivable:
            Management has determined that it is not practicable to estimate the fair value due to the lack of marketability of these financial instruments.

         The Company's financial instruments are held for other than trading purposes.

NOTE D - THIRD-PARTY REVENUE ADJUSTMENTS AND SETTLEMENTS

         The Company has recorded reductions in patient service revenue of $311,000, $230,000 and $443,000 during the years ended June 30, 2001,
         2000 and 1999, respectively, in connection with adjustments of previously recorded estimated settlements as shown below:

                                     Year ended June 30,
                          -----------------------------------------
                            2001            2000            1999
                          ---------       ---------       ---------
            Medicare      $(375,000)      $(185,000)      $(402,000)
            Medicaid         64,000         (45,000)        (41,000)
                          ---------       ---------       ---------
                          $(311,000)      $(230,000)      $(443,000)
                          =========       =========       =========

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE D - THIRD-PARTY REVENUE ADJUSTMENTS AND SETTLEMENTS (Continued)

         As of June 30, 2001 and 2000, the Company had recorded the following amounts as payable in connection with estimated Medicare and Medicaid settlements:

                            2001         2000
                          -------      --------
            Medicare      $79,000      $ 57,000
            Medicaid       67,000       131,000

         Such amounts represent management's best estimates of the amounts expected to be due and are based on anticipated results of ongoing negotiations, interpretation of applicable regulations and other assumptions. It is reasonably possible that the amounts the Company will ultimately be obligated to pay could differ materially in the near term.

NOTE E - PROPERTY, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

         Property, equipment and leasehold improvements consist of the following:

                                                    June 30,        June 30,
                                                      2001            2000
                                                   ----------      ----------

            Land and land improvements             $  449,000      $  449,000
            Building and building improvements      3,723,000       2,079,000
            Equipment                               1,832,000       1,623,000
            Leasehold improvements                  1,597,000       1,362,000
                                                   ----------      ----------
                                                    7,601,000       5,513,000
            Less: accumulated depreciation and
            amortization                            1,428,000       1,036,000
                                                   ----------      ----------
                                                   $6,173,000      $4,477,000
                                                   ==========      ==========

         Construction in progress included in building and building improvements and leasehold improvements totaled $2,366,000 and $874,000 as of June 30, 2001 and 2000, respectively. Depreciation and amortization expense totaled $392,000, $475,000, and 430,000 for the years ended June 30, 2001, 2000, and 1999, respectively.

NOTE F - OTHER ASSETS

         On July 1, 1997, Lexington Highgreen Holding, Inc. (a wholly-owned subsidiary of Lexington Healthcare Group, Inc.) purchased substantially all of the assets of two skilled nursing facilities. The Company did not record any goodwill in connection with this purchase but has allocated $1,742,000 of the purchase price to bed licenses, which is being amortized over 15 years. The amount of bed license amortization was $116,000 in each of the years ended June 30, 2001, 2000 and 1999.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE F - OTHER ASSETS (Continued)

         The acquisitions of BALZ and PRN in 1997 were accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets purchased and the liabilities assumed based upon their fair values at date of acquisition. The excess of the purchase price over the fair value of the net assets acquired was $3,371,000 and was recorded as goodwill, which is being amortized on a straight-line basis over 20 years. During June 2000 the operating assets and business of BALZ were sold, resulting in the write off of the remaining amount of unamortized goodwill of $963,000. The June 30, 2001 and 2000 goodwill balance relates to PRN. The amount of goodwill amortization was $112,000, $164,000, and $168,000 for the years ended June 30, 2001, 2000 and 1999, respectively

NOTE G - NOTE RECEIVABLE--RELATED PARTY

         In July 1999, the Company, pursuant to Board of Director's approval, exercised its remedies in default on an 8% interest-bearing promissory note due from an officer and director of the Company by seizing the collateral of 600,000 shares of the Company's common stock in satisfaction of the note and interest due. The shares received were initially put into the Company's treasury but have been retired as of June 30, 2000.

         The 600,000 shares had a market bid price of $731,000 at the time of their surrender and the note and accumulated interest had a carrying value of $576,000. The Company's Board of Directors considers the difference between the market price and carrying value of the note receivable of $155,000 to be a reasonable and fair discount for the shares received.

NOTE H - NOTES PAYABLE

         Notes payable consist of the following:

                                                                    June 30,        June 30,
                                                                     2001             2000
                                                                  -----------      -----------
            10% mortgage note secured by property and
                 equipment of two nursing homes; due in
                 2022, with monthly installments of
                 approximately $82,000                            $ 8,973,000      $ 7,711,000
            Line of credit at prime plus 3%, (8.75% at June
                 30, 2001) secured by accounts receivable
                 and other assets                                   5,217,000        4,056,000
            8.75% equipment term notes payable                         56,000           61,000
            Stipulated Judgment payable to Union Pension,
                 Welfare and Training Funds with interest at
                 18%; due in variable monthly installments
                 through July, 2002                                 2,488,000               --
            Note payable to a partnership related through
                 common ownership, unsecured, due in
                 October, 2001 with interest at 12%                   160,000               --
                                                                  -----------      -----------
                                                                   16,894,000       11,828,000
            Less: current portion                                   7,897,000        4,176,000
                                                                  -----------      -----------
                                                                  $ 8,997,000      $ 7,652,000
                                                                  ===========      ===========

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE H - NOTES PAYABLE (Continued)

         In July 1997, the Company financed the purchase of two skilled nursing facilities with a $6.8 million mortgage note payable to Nationwide Health Properties, Inc. Nationwide agreed to finance up to $2 million in improvements to the nursing facilities made in connection with change of ownership requirements. Through June 30, 2001, $1,375,000 has been advanced for such improvements and is included in the mortgage obligation above. In addition, the Company is required to maintain a debt service reserve of $360,000 which, as of June 30, 2001 and 2000, is fully funded and is included in other assets in the accompanying consolidated balance sheets.

         The Company has a financing agreement through April 2003 with a healthcare lender for a line of credit of up to the lesser of $6 million or an amount based on 85% of eligible accounts receivable, as defined in the agreement. The line of credit is subject to certain financial covenants, noncompliance with which would be considered to be an event or default and provide the lender with the right to demand repayment prior to the maturity date. At June 30, 2001, the Company is not in compliance with certain of the financial covenants. The Company is presently negotiating the restructuring of its line of credit financing and, in connection with such negotiations, the Company's interest rate was reduced to prime plus 2% subsequent to year end.

         Aggregate principal maturities of notes payable in succeeding years are as follows:

            Year ending June 30:
                   2002                                       $ 7,897,000
                   2003                                           301,000
                   2004                                           161,000
                   2005                                           177,000
                   2006                                           196,000
                   Subsequent to 2006                           8,162,000
                                                              -----------
                                                              $16,894,000
                                                              ===========

NOTE I - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

         Accounts payable and accrued expenses consist of the following:

                                                     June 30,         June 30,
                                                       2001             2000
                                                   -----------      -----------

            Accounts payable                       $ 9,331,000      $ 8,582,000
            Accrued payroll and payroll taxes        3,292,000        3,855,000
            Other accrued expenses                   2,668,000        1,986,000
                                                   -----------      -----------
                                                   $15,291,000      $14,423,000
                                                   ===========      ===========

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE J - LEASE AND CONTRACTUAL SERVICES COMMITMENTS

         CAPITAL LEASES

         The following is an analysis of leased property under capital leases by major class at June 30, 2001:

            Equipment                           $ 552,000
            Less: accumulated amortization        297,000
                                                ---------
                                                $ 255,000
                                                =========

         Amortization expense relative to leased property under capital leases totaled $66,000, $79,000, and $80,000 for the years ended June 30, 2001, 2000 and 1999 respectively, and is included in depreciation and amortization expense disclosed in Note E.

         The following is a schedule by years of future minimum lease payments under capital leases, together with the present value of the net minimum lease payments:

            Year ending June 30:
                   2002                                         $ 149,000
                   2003                                           109,000
                   2004                                            40,000
                   2005                                            10,000
                                                                 --------
                   Total minimum lease payments                   308,000
                   Less: amount representing interest              60,000
                                                                ---------
                                                                $ 248,000
                                                                =========

         RELATED PARTY OPERATING LEASES

         The Company leases four of its nursing facilities (including certain equipment) under an operating lease from a partnership related through common ownership. The lease agreement, as amended, commenced on July 1, 1995 and is for an eighteen-year period, with renewal options for up to thirteen years. Annual rentals under the lease are currently $2.5 million.

         The Company has renegotiated the required rent payments covering the period October 1999 through February 2001 which reduced the rent due during that period by approximately $800,000. Recognition of the rent reduction has been accounted for by increasing deferred rent which equalizes the annual rent expense over the remaining fourteen-year lease term. Deferred rent payable represents the excess of rent expense determined on a straight-line basis over amounts paid to date pursuant to the lease with the related partnership.

         In addition, the Company leases its corporate office space from an entity related through common ownership under an operating lease which expires in February 2013 and has two five-year renewal options with rent at then market rates.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE J - LEASE AND CONTRACTUAL SERVICES COMMITMENTS (Continued)

         RELATED PARTY OPERATING LEASES (Continued)

         Future minimum lease payments required under these related party lease obligations, net of sublease rentals are as follows:

            Year ending June 30:
                   2002                             $  2,629,000
                   2003                                2,640,000
                   2004                                2,665,000
                   2005                                2,679,000
                   2006                                2,683,000
                   Thereafter                         21,001,000
                                                    ------------
                                                    $ 34,297,000
                                                    ============

         Rent expense charged to operations under these related party operating leases, net of sublease rental income, aggregated $2,522,000, $2,540,000 and $2,538,000 for the years ended June 30, 2001, 2000, and
         1999, respectively.

         The Company has deposited with the related partnership, in connection with the nursing home facilities lease, a non-interest bearing security deposit of approximately $2.3 million as of June 30, 2001 and 2000. The Company has also deposited, in connection with its corporate office lease, a non-interest bearing security deposit of approximately $55,000 as of June 30, 2001 and 2000.

         OTHER OPERATING LEASES

         The Company has other operating leases, including the lease of the Adams House and Heritage Heights facilities, which expire in various years through 2010. Rent expense charged to operations under such leases totaled approximately $682,000, $522,000, and $82,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

         Future minimum lease payments required under these other operating leases are as follows:

            Year ending June 30:
                   2002                             $    690,000
                   2003                                  876,000
                   2004                                  937,000
                   2005                                  951,000
                   2006                                  900,000
                   Thereafter                          3,121,000
                                                    ------------
                                                    $  7,475,000
                                                    ============

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE J - LEASE AND CONTRACTUAL SERVICES COMMITMENTS (Continued)

         CONTRACTUAL SERVICES AGREEMENTS

         The Company executed contracts with unrelated entities for the provision of housekeeping and laundry services and dietary services.

         Housekeeping and Laundry Services

         The contracts for housekeeping and laundry services commenced in March, 2001 and require annual payments of approximately $3,799,000, payable bi-weekly. The contracts have an initial term of one year but may be canceled upon ninety days written notice by either party. Expense under the contracts totaled $882,000 for the year ended June 30, 2001.

         Dietary Services

         The contracts for dietary services commenced in April, 2001 and require annual payments of approximately $5,731,000. The contracts continue for an initial term of three years and may be extended for an additional one year by providing written notice at least 90 days prior to expiration of the initial term. Expense under the contracts totaled $1,303,000 for the year ended June 30, 2001.

         A summary of amounts due under the dietary services contract in subsequent years is as follows:

            Year ending June 30:
                   2002                              $  5,731,000
                   2003                                 5,731,000
                   2004                                 4,428,000
                                                     ------------
                                                     $ 15,890,000
                                                     ============

NOTE K - STOCKHOLDERS' EQUITY

         WARRANTS

         The Company has issued warrants to purchase 1,940,625 shares of the Company's common stock at $6 per share, subject to adjustment in certain circumstances, which may be exercised at any time through May 13, 2003. The warrants are subject to redemption by the Company at a price of $.05 per warrant provided that the closing price of the Company's common stock has equaled or exceeded $10 per share for a period of twenty consecutive trading days.

         The Company's Board of Directors approved the issuance to employees, directors and others of warrants to purchase 1,533,200 shares of the Company's common stock exercisable at $.56 cents per share; none of these warrants have been issued as of June 30, 2001.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

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

         As of June 30, 2001, 62,000 options remain outstanding and 240,000 options have been cancelled when the employees to whom they were issued terminated their employment. Through June 30, 2001 no options have been exercised.

         The Company has reserved 770,000 shares of its common stock for issuance pursuant to stock options to be granted to consultants, exercisable at $.56 per share, as compensation for services to be rendered pursuant to consulting agreements. None of these options have been issued as of June 30, 2001.

         The Company has adopted Statement of Financial Accounting Standards
         (SFAS) No. 123, "Accounting for Stock-Based Compensation". In accordance with the provisions of SFAS No. 123, the Company applies APB Opinion No. 25 in accounting for its stock option plans and, accordingly, does not recognize compensation cost at the grant date.

         If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and loss per share would have been adjusted to the pro forma amounts indicated below:

                                           Year ended                     Year ended                   Year ended
                                         June 30, 2001                  June 30, 2000                 June 30, 1999
                                  --------------------------    --------------------------    --------------------------
                                       As                            As                            As
                                    Reported      Pro forma       Reported      Pro forma       Reported      Pro forma
                                  -----------    -----------    -----------    -----------    -----------    -----------
            Net loss              $(7,752,000)   $(7,856,000)   $(4,103,000)   $(4,320,000)   $(1,577,000)   $(1,794,000)
                                  ===========    ===========    ===========    ===========    ===========    ===========
            Basic loss
            per common share

                                  $     (2.20)   $     (2.23)   $     (1.15)   $     (1.21)   $      (.38)   $      (.43)
                                  ===========    ===========    ===========    ===========    ===========    ===========

         The fair value of each option grant is estimated on the date of grant with the following assumptions:

            Expected dividend yield        0%
            Expected volatility           41%
            Risk-free interest rate        5%
            Expected life of options      72 months

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE K - STOCKHOLDERS' EQUITY (Continued)

         PREFERRED STOCK

         The Company is authorized to issue 1,000,000 shares of preferred stock, $.01 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. As of June 30, 2001, the Company has issued no preferred stock.

NOTE L - INCOME TAXES

         The components of the provision for income taxes for the years ended June 30, 2001, 2000 and 1999 are as follows:

                                          2001           2000          1999
                                     ------------    -----------    -----------
            Current:
              Federal                $         --    $        --    $        --
              State                            --             --         15,000
                                     ------------    -----------    -----------
                                               --             --         15,000
                                     ------------    -----------    -----------
            Deferred:
              Federal                          --             --             --
              State                            --             --             --
                                     ------------    -----------    -----------
                                               --             --             --
                                     ------------    -----------    -----------
                                     $         --    $        --    $    15,000
                                     ============    ===========    ===========

         The significant components of the deferred tax provision for 2001, 2000 and 1999 are as follows:

                                          2001           2000          1999
                                     ------------    -----------    -----------

            Net operating loss       $ (2,467,000)   $  (494,000)   $  (143,000)
            Bad debt reserve             (280,000)      (283,000)      (154,000)
            Property and equipment        158,000       (169,000)        28,000
            Organizational costs            6,000          5,000        (32,000)
            Deferred rent                 (82,000)      (214,000)        21,000
            Accrued expenses              776,000       (144,000)      (262,000)
            Deferred revenue              (47,000)      (514,000)        (1,000)
            Valuation allowance         1,936,000      1,813,000        543,000
                                     ------------    -----------    -----------
                                     $         --    $        --    $        --
                                     ============    ===========    ===========

         The components of the net deferred tax asset and liability as of June 30, 2001 are as follows:

                                                         2001          2000
                                                     -----------    -----------
            Deferred tax assets (liabilities):
              Net operating loss                     $ 3,188,000    $   721,000
              Bad debt reserve                           849,000        569,000
              Property and equipment                     (30,000)       128,000
              Organizational costs                        14,000         20,000
              Deferred rent                              426,000        344,000
              Accrued expenses                            14,000        790,000
              Deferred revenue                           (99,000)      (146,000)
              Valuation allowance                     (4,327,000)    (2,391,000)
                                                     -----------    -----------
            Net deferred tax asset                   $    35,000    $    35,000
                                                     ===========    ===========

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE L - INCOME TAXES (Continued)

         The Company has recorded a valuation allowance of $4,327,000 and $2,391,000 at June 30, 2001 and 2000, respectively, to reflect the estimated amount of deferred tax assets. A valuation allowance is required if it is more likely than not that some or all of the deferred tax assets will not be realized in future years.

         The net change in the valuation allowance for deferred tax assets was an increase of $1,936,000, $1,813,000, and $543,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

         The Company has federal and state operating loss carryforwards which total approximately $7,702,000 and $7,596,000, respectively, that are available to reduce federal and state taxable income. The federal operating loss carryforwards expire in various years through 2021 and the state operating loss carryforwards expire in various years through 2006.

         The principal reasons for the difference between the statutory federal income tax rate and the effective rate are as follows:

                                                     2001      2000      1999
                                                    ------    ------    ------
            Statutory federal income tax rate        (34.0%)   (34.0%)   (34.0%)
            State taxes, net of federal benefits        --        --       1.2
            Goodwill amortization                      0.7       1.2       5.0
            Minority interest adjustment               1.8      (2.4)     (4.5)
            Bad debt expense                           1.8       4.8       8.8
            Accrued expenses                           2.6       3.0      11.7
            Other adjustments                          1.0      11.5      16.5
            Loss on sale of Balz assets                 --       1.0        --
            Valuation allowance                       26.1      14.8      (3.7)
                                                    ------    ------    ------
                                                        --%       --%      1.0%
                                                    ======    ======    ======

NOTE M - RISKS AND UNCERTAINTIES

         LABOR CONCENTRATION

         As of June 30, 2001, approximately 57% of the Company's employees were covered by three separate collective bargaining agreements with New England Health Care Employees Union, District 1199/SEIU, AFL-CIO ("Union"). Two of the agreements cover a facility each and expire in October, 2001 (representing 15% of the Company's employees), while the other agreement covers the remaining six facilities and expires on March 15, 2005.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE M - RISKS AND UNCERTAINTIES (Continued)

         PATIENT SERVICE REVENUE

         Approximately 91%, 97%, and 98% of net patient service revenue was derived under federal and state third-party reimbursement programs in 2001, 2000 and 1999, respectively. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. The general trend in the nursing home industry is lower private pay utilization due to liberal asset transfer rules and the degree of financial planning that takes place by the general public. The Company's ability to increase the current level of private pay utilization and thereby reduce reliance on third-party reimbursement is uncertain due to the economic and regulatory environment in which all Connecticut nursing homes operate.

         Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. The Company believes that it is in compliance with all applicable laws and regulations and is not aware of any significant pending or threatened investigations involving allegations of potential wrongdoing. Compliance with such laws and regulations are subject to government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. Changes in the Medicare and Medicaid programs and/or the reduction of funding levels could have an adverse impact on the Company.

         MALPRACTICE INSURANCE

         The Company maintains malpractice insurance coverage on an occurrence basis. It is the intention of the Company to maintain such coverage on an occurrence basis in ensuing years. As of June 30, 2001, no known malpractice claims have been asserted against the Company which, either individually or in the aggregate, are in excess of insurance coverage.

NOTE N - COMMITMENTS AND CONTINGENCIES

         GOVERNMENT INVESTIGATION

         The Company has previously disclosed that the Company and certain members of former senior management were named as targets of a grand jury investigation being conducted by the Office of the United States Attorney for the District of Connecticut (the "Government"). By letter dated June 26, 2001, the Government advised counsel to the Company and other targets of the grand jury investigation that criminal prosecution of the Company and certain members of former senior management "has been declined based on information and evidence obtained to date". By letter dated July 9, 2001, the Government further advised counsel to the Company and other targets of the grand jury investigation that "the civil division of the [U.S. Attorney's] office has closed its investigation of the Company at this time".

         The Company recorded a charge to operations of $273,000 and $343,000 for the years ended June 30, 2001 and 2000, respectively, relating to this matter.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 and 1999

NOTE N - COMMITMENTS AND CONTINGENCIES (Continued)

         LABOR STRIKE

         Union employees of the Company commenced a one day job action in March 2001 and commenced another strike on May 5, 2001 for a period of twenty-one days. The Company executed an Expedited Medicaid Reimbursement Agreement with the State of Connecticut ("the State") whereby the State reimbursed the Company for certain strike related incremental costs related to Medicaid patients, which approximated 80% of cost incurred. Ultimately, the Company incurred union strike and settlement costs, net of State reimbursement, of $960,000.

         The Company engaged nursing staffing firms to replace the striking workers and continued to maintain compliance with applicable State of Connecticut patient care and staffing regulations. The Company and one of the nursing staffing firms are presently disputing certain charges and it is anticipated that the matter will be resolved through voluntary mediation. Management believes the resolution of this matter will not have a material adverse effect on the Company's consolidated financial statements.

         EMPLOYMENT AGREEMENTS

         The Company had employment agreements with three of its former executive officers. During the year ended June 30, 2000, the Company's founder and CEO retired and the Company negotiated the settlement of its remaining obligation under his employment agreement for $250,000 which has been recorded as a charge to operations in the accompanying consolidated statement of operations. As a result of this settlement, the former CEO completed the previously agreed-on repayment to the Company of $109,000 for certain trade payables owed to the Company by a business he previously owned.

         As a result of the sale of the business of BALZ during the year ended June 30, 2000 (see Note B), the Company settled the employment agreement with the President of BALZ for $363,000 which is included in the loss on sale of business recorded in the accompanying consolidated statement of operations.

         During the year ended June 30, 2001, the Company's President resigned and the related employment agreement was canceled upon execution of a consulting services agreement. The consulting services agreement terminated in March, 2001 and amounts paid thereunder of $187,000 were recorded as a charge to operations in the accompanying consolidated statement of operations.

         UNION PENSION CONTRIBUTION

         The Company's union employees participate in union pension plans to which the Company contributes an amount stipulated in each collective bargaining agreement. For the years ended June 30, 2001, 2000 and 1999, contributions were approximately $1,698,000, $1,807,000 and $1,458,000, respectively.

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE N - COMMITMENTS AND CONTINGENCIES (Continued)

         NON-UNION PENSION PLAN

         As of February 1, 1999, the Company implemented a new defined-contribution pension plan for non-union employees to which the Company contributes 4% of employee compensation annually; investments in the plan are directed by the participants. In connection therewith the Company has recorded pension expense of $422,000, $464,000 and $236,000 for the years ended June 30, 2001, 2000 and 1999, respectively.

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

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                          JUNE 30, 2001, 2000 AND 1999

NOTE O - GOING CONCERN

         As shown in the accompanying consolidated financial statements, the Company has reported net losses for the last three fiscal years totaling $13,432,000 and, as of June 30, 2001, has a working capital deficiency of $9,440,000 and a stockholders' deficiency of $7,625,000. In addition, the Company is not in compliance with certain of the financial covenants on its line of credit agreement which may be considered an event of default. Further, the Company is unable to satisfy its trade creditors in the ordinary course of business and is in arrears on its related party lease obligation. These conditions create an uncertainty about the Company's ability to continue as a going concern.

         Management has implemented a plan to return the Company to profitability, which includes receipt of significant increases in Medicaid revenue through the request for rate relief submitted to the State, improvements to patient mix and occupancy and significant reductions in operating and administrative costs. Management projects that the Company can return to profitability within the next twelve months upon the successful implementation of the turnaround plan. In addition, management is in the process of negotiating settlement plans with trade creditors and restructuring its debt financing.

         The ability of the Company to continue as a going concern is dependent on the success of the above plan and the forebearance of default remedies by its primary lender. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

                                     None.

Item 10. Directors and Executive Officers of the Registrant

The directors and executive officers of the Company, together with their ages and present positions with the Company are as follows:

      Name                                       Age   Position
      ----                                       ---   --------
Oscar Litchtman...................................68   Chief Executive Officer,
                                                       Chairman of the Board,
                                                       President and Director
Ira J. Perlmuter..................................39   Director and Secretary
Irwin Katz........................................33   Director
Barry M. Feldscher................................57   Chief Operating Officer
Michael D. Logan .................................46   Chief Financial Officer

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

The following is a brief summary of the background of each director and executive officer of the Company:

Oscar Lichtman was elected Chairman, CEO, President and director effective February 1, 2001 upon the retirement of the Company's then CEO and President, Harry Dermer. He operates an investment practice which concentrates on the securities of companies in the healthcare industry as well as real estate. Mr. Lichtman has worked as an administrator for various educational institutions. He received a B.A. from Yeshiva University and a Master of Science in Educational Psychology from the Ferkauf Graduate School.

Ira J. Perlmuter was elected director and Secretary effective February 1, 2001. He is the managing director of Cove Capital Advisors, Inc., a financial advisory firm specializing in providing advice on restructuring, mergers and acquisitions, and strategic planning to middle market companies. Prior to founding Cove Capital in June 2000, Mr. Perlmuter served as a vice president of The Chase Manhattan Bank's Restructuring Group where he concentrated on corporate loan restructurings. Mr. Perlmuter received a B.A. from Brandeis University in 1985 and an MBA in Finance from the Stern School of Business at New York University in 1991.

Irwin Katz was elected a director effective February 1, 2001. He serves as the Manager for the MIS division at the New York County Health Services Review Organization ("NYCHSRO")/MedReview, Inc., a position he has held since April of 1997. Mr. Katz is responsible for the management and integrity of NYCHSRO's multi-user Novell databases. Mr. Katz was NYCHSRO's Program Manager from August 1993 to April 1997, where he was responsible for the supervision of day-to-day operations. He received his B.S. from SUNY in 1996 and a Masters in Public Administration from the Robert F. Wagner Graduate School of Public Service in 1998.

Barry M. Feldscher has served as the Company's Chief Operating Officer since February 1, 2001. He is a licensed nursing home administrator in New Jersey and Pennsylvania. Mr. Feldscher is the principal of Barry Feldscher & Associates, LLC, a company which consults with long term care facilities. Mr. Feldscher has been employed in the long-term care industry for more than twenty-five years. Between 1977 and 1997 he held senior management positions with HBA Management, Inc. and Meadowview Management, Inc., operators and consultants in long term care.

Michael D. Logan was hired as the Company's Chief Operating Officer on February 1, 2001. He is a Certified Public Accountant. Mr. Logan is the principal of Logan & Associates, Inc., a CPA practice specializing in financial management and advisory services to the long-term care industry. From 1986 to 1995 he was a principal in Cerreta, Logan & Co., a firm specializing in management consulting and audits in the long-term care industry. Prior thereto, he was an associate with the CPA firm of Smolin, Lupin & Co., a large regional accounting firm specializing in real estate accounting and auditing.

Item 11. Executive Compensation

The following table sets forth the cash compensation, as well as certain other compensation paid or accrued, by the Company to Barry M. Feldscher, its current Chief Operating Officer, to Michael D. Logan, its current Chief Financial Officer, to Jack Friedler, its former Chief Executive Officer, to Harry Dermer, its former Chief Executive Officer and President, to Mary Archambault, its former Executive Vice President and former Secretary, and to Thomas E. Dybick, its former Chief Financial Officer and Secretary during the fiscal years ended June 30, 2001, 2000, 1999, 1998 and 1997. Messrs. Lichtman, Perlmuter and Katz received no compensation during these periods.

Other than Messrs. Dermer and Dybick and Ms. Archambault, no other executive officer of the Company had a total annual salary and bonus of $100,000 during the reported periods.

                                      -------------------------------------------   ---------------
                                                                                      Long Term
                                                   Annual Compensation               Compensation
                                      -------------------------------------------   ---------------
                                                                                        Stock
Name and Principal Position              Year            Salary            Bonus    Options Granted
---------------------------           -------------------------------------------   ---------------

Barry M. Feldscher,                   Fiscal 2001        $50,481 (1)         --            --
Chief Operating Officer

Michael D. Logan,                     Fiscal 2001        $23,846 (1)         --            --
Chief Financial Officer

Jack Friedler,                        Fiscal 1997       $260,000             --            --
Former Chief Executive Officer        Fiscal 1998       $266,250          $17,586        60,000
and Director                          Fiscal 1999       $270,022          $10,500          --
                                      Fiscal 2000       $511,188 (2)       $5,250       (60,000)
                                      Fiscal 2001          --                --            --

Harry Dermer,                         Fiscal 1997       $174,980             --            --
Former Chief Executive Officer,       Fiscal 1998       $179,196          $14,317        60,000
President, and Director               Fiscal 1999       $200,086           $8,077          --
                                      Fiscal 2000       $214,078           $4,038          --
                                      Fiscal 2001       $323,470 (3)       $4,038          --

Thomas E. Dybick,                     Fiscal 1997        $72,037             --            --
Former Chief Financial Officer        Fiscal 1998       $110,318           $4,392        20,000
and Secretary                         Fiscal 1999       $117,808           $2,250          --
                                      Fiscal 2000       $133,588           $2,500          --
                                      Fiscal 2001        $72,858             --         (20,000)

Mary Archambault,                     Fiscal 1997       $159,783             --            --
Former Executive Vice President,      Fiscal 1998       $107,088          $15,041        40,000
Former President of BALZ              Fiscal 1999       $135,874          $12,923          --
                                      Fiscal 2000       $557,577 (4)      $24,131       (40,000)
                                      Fiscal 2001          --                --            --

(1)   Compensation commenced on February 1, 2001.

(2) During the year ended June 30, 2000, Mr. Friedler, the Company's founder and CEO, retired; the Company negotiated the settlement of its remaining obligations under his employment agreement for $250,000. As a result of this settlement, Mr. Friedler completed the previously agreed-on repayment to the Company of $109,000 for certain trade payables owed to the Company by a business he previously owned.

(3) During the year ended June 30, 2001, the Company's President resigned and the related employment agreement was canceled upon execution of a consulting services agreement. The consulting services agreement terminated in March 2001, and amounts paid thereunder of $187,000 were recorded as a charge to operations in the accompanying consolidated statement of operations.

(4) As a result of the sale of the business of BALZ during the year ended June 30, 2000, the Company settled an employment agreement with Ms. Archambault, the President of BALZ, for $363,000.

The Company had employment agreements with each of Jack Friedler, Harry Dermer, and Mary Archambault, which became effective in 1997.

During the year ended June 30, 1998, the Company issued options to purchase 200,000 shares of its common stock to the above-noted officers at exercise prices ranging from $2.625 to $3.062 based on the market value at date of grant. The Board of Directors re-priced all outstanding options to all grantees in November 1998 at $.87 per share based on the current market value at that date. Options on 100,000 shares were cancelled in 2000 when Mr. Friedler and Ms. Archambault terminated their employment. Options on 80,000 shares were cancelled in 2001 when Mr. Dermer and Mr. Dybick terminated their employment.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

No person owned of record or was known to own beneficially more than five percent (5%) of the outstanding common stock of the Company except as noted below. The following table shows the amount of common stock owned as of September 26, 2001 by each Director, and by all Directors and officers as a group, consisting of six persons.

                                           Number of Shares of          Percentage of Total Shares of
Name and Address of Beneficial             Outstanding Common Stock          Outstanding Common Stock
Owner (1)                                  Beneficially Owned (2)                  Beneficially Owned
--------                                   ----------------------                  ------------------
Jack Friedler (3)                                       1,651,667                               46.8%
Harry Dermer (4)                                          358,700                               10.2%
New Generation LLC(5)                                     225,167                                6.4%
America Healthcare Services Corp. (6)                     225,167                                6.4%
Connecticut Investments LLC (7)                           225,166                                6.4%
Oscar Lichtman, Chairman, CEO and
President                                                      --                                  *
Irwin Katz, Director and Secretary                             --                                  *
Ira Perlmuter, Director                                        --                                  *
Michael Logan, Chief Financial Officer                         --                                  *
Barry Feldscher, Chief Operating Officer                       --                                  *
All Directors and Officers as a group                   1,651,667                               48.8%

----------
*less than one percent

(1) Unless otherwise indicated, the address of each person listed below is c/o Lexington Healthcare Group, Inc., 1577 New Britain Avenue, Farmington, CT, 06032.

(2) Pursuant to the rules and regulations of the Securities and Exchange Commission, shares of common stock that an individual or group has a right to acquire within 60 days pursuant to the exercise of options or warrants are deemed to be outstanding for the purposes of computing the percentage ownership of such individual or group, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person shown in the table.

(3) Includes 225,167 shares of common stock beneficially owned by New Generation LLC, with which Mr. Friedler is affiliated.

(4) Includes 60,000 shares of common stock underlying options held by Mr. Dermer. Such options are currently exercisable. If the options held by New Generation LLC, Connecticut Investments LLC and America Healthcare Services Corporation are exercised. Mr. Dermer would own no more shares of Common stock in the Company, but would retain his option to purchase 60,000 such shares.

(5) Includes 119,567 shares of common stock underlying an option to purchase the shares from Mr. Dermer and Ms. Archambault.

(6) Includes 119,567 shares of common stock underlying an option to purchase the shares from Mr. Dermer and Ms. Archambault.

(7) Includes 119,566 shares of common stock underlying an option to purchase the shares from Mr. Dermer and Ms. Archambault.

Item 13. Certain Relationships and Related Transactions

During the year ended June 30, 2001, Harry Dermer, the Company's CEO and President retired; the remaining agreement with the Company's former President and CEO was canceled upon execution of a consulting services agreement in January, 2001 for $187,000. The consulting services agreement was for a two-month term through March, 2001. During the year ended June 30, 2000, Jack Friedler, the Company's founder and former CEO, retired; the Company negotiated the settlement of its remaining obligations under his employment agreement for $250,000. As a result of this settlement, Mr. Friedler completed the previously agreed-on repayment to the Company of $109,000 for certain trade payables owed to the Company by a business he previously owned.

As a result of the sale of the business of BALZ during the year ended June 30, 2000, the Company settled an employment agreement with Mary Archambault, the President of BALZ, for $363,000.

In July 1999, the Company, pursuant to Board of Director's approval, exercised its remedies in default on an 8% interest-bearing promissory note due from the Company's former CEO and by seizing the collateral of 600,000 shares of the Company's common stock in satisfaction of the note and interest due. The shares received were initially put into the Company's treasury but have been retired as of June 30, 2000. This resulted in a reduction of working capital and stockholders' equity of $574,000 as shown in the June 30, 1999 consolidated statement of changes in stockholders' equity.

The 600,000 shares had a market bid price of $731,000 at the time of their surrender and the note and accumulated interest had a carrying value of $576,000. The Company's Board of Directors considers the difference between the market price and carrying value of the note receivable of $155,000 to be a reasonable and fair discount for the shares received.

Effective July 1, 1995, the Company entered into a ten-year lease, which was subsequently extended to eighteen years and retroactively amended, for four of the nursing homes operated by the Company. Jack Friedler, the Company's former Chief Executive Officer and other stockholders holding an additional 19.2% of the outstanding common stock have a controlling interest in the lessor, Fairfield Group Health Care Centers Limited Partnership ("Fairfield"). The Company believes that the terms of the lease are as favorable to the Company as those that could have been obtained from nonaffiliated parties.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)   Financial Statements

      (1)   The following financial statements are included in Part II Item 8:

            Report of Independent Certified Public Accountants on Financial
               Statements

            Financial Statements:
            Consolidated Balance Sheets - June 30, 2001 and 2000
            Consolidated Statements of Operations - Years Ended June 30, 2001,
               2000 and 1999
            Consolidated Statements of Changes in Stockholders' Equity
               (Deficiency) - Years Ended June 30, 2001, 2000 and 1999
            Consolidated Statements of Cash Flows - Years Ended June 30, 2001,
               2000 and 1999
            Notes to Consolidated Financial Statements

      (2) The following schedule for the years 2001, 2000, and 1999 is submitted herewith:

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

                  LEXINGTON HEALTHCARE GROUP, INC.
                            (Registrant)

                  By: s/ Oscar Lichtman
                  ---------------------
                  Oscar Lichtman, CEO, Chairman, President and Director

                  Date: September 28, 2001

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

s/ Michael Logan            Chief Financial Officer    Date: September 28, 2001
------------------------
Michael Logan

                            Chief Operating Officer    Date: September 28, 2001
------------------------
Barry Feldscher

                            Director                   Date: September 28, 2001
------------------------
Ira Perlmuter

                            Director, Secretary        Date: September 28, 2001
------------------------
Irwin Katz

                        DISANTO BERTOLINE & COMPANY, P.C.
                         628 Hebron Avenue, Building #3
                              Glastonbury, CT 06033

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  Lexington Healthcare Group, Inc.
  Farmington, Connecticut

We have audited the accompanying consolidated balance sheets of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 2001 and 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the years ended June 30, 2001, 2000 and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 2001 and 2000, and the results of their operations and their cash flows for the years ended June 30, 2001, 2000 and 1999 in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note O to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note O. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


DISANTO BERTOLINE & COMPANY, P.C.


Glastonbury, Connecticut
September 21, 2001

                        DISANTO BERTOLINE & COMPANY, P.C.
                         628 Hebron Avenue, Building #3
                              Glastonbury, CT 06033

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
Lexington Healthcare Group, Inc.
Farmington, Connecticut

We have audited the consolidated financial statements of Lexington Healthcare Group, Inc. and subsidiaries as of June 30, 2001 and 2000, and for the years ended June 30, 2001, 2000 and 1999; and have issued our report thereon dated September 21, 2001, which report includes an explanatory paragraph referring to factors that raise substantial doubt about the Company's ability to continue as a going concern; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of Lexington Healthcare Group, Inc. and subsidiaries, listed in Item
14. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


DISANTO BERTOLINE & COMPANY, P.C.


Glastonbury, Connecticut
September 21, 2001

                LEXINGTON HEALTHCARE GROUP, INC. AND SUBSIDIARIES
                                   SCHEDULE II
                        VALUATION AND QUALIFYING ACCOUNTS

                              Balance at   Charged to                 Balance
                               Beginning   Costs and                   End of
Year   Description              of Year     Expenses    Write-offs      Year
-------------------------------------------------------------------------------

2001   Allowance for
       doubtful accounts      $1,634,000   $1,027,000   $(615,000)   $2,046,000
                              ==========   ==========   =========    ==========

2000   Allowance for
       doubtful accounts      $  848,000   $1,305,000   $(519,000)   $1,634,000
                              ==========   ==========   =========    ==========

1999   Allowance for
       doubtful accounts      $  346,000   $  748,000   $(246,000)   $  848,000
                              ==========   ==========   =========    ==========